Form 10QSB
period 2005-06-30
Shiwana, Inc.
filed 2005-09-13
CIK 1295702

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number

SHIWANA, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	38-3692822
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1320 Tower Road, Schaumburg, IL	60173
(Address of Principal Executive Offices)	(Zip Code)

847-598-3750

(Issuer’s Telephone Number, Including Area Code)

Not applicable

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

Common Stock, $.01 Par Value - shares outstanding 8,571,105 as of May 13, 2005

Transitional Small Business Disclosure Format (check one):

YES  ☐    NO  ☒

FORM 10-QSB

SHIWANA, INC.

CONTENT

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Cautionary Statement Regarding Forward Looking Statements	3

Unaudited Balance Sheets - as of June 30, 2005 and December 30, 2004	4

Unaudited Statements of Operations - Three and six months ended June 30, 2005 and June 30, 2004 and for the period from November 25, 2003 (Inception) through June 30, 2005	5

Unaudited Statements of Cash Flows - Six months ended June 30, 2005 and June 30, 2004 and, 2005 and for the period from November 25, 2003 (Inception) through June 30, 2005	6

Unaudited Statements of changes in stockholders’ equity (deficit) – Six months ended June 30, 2005 and for the period from November 25, 2003 (Inception) through June 30, 2005	7

Notes to Unaudited Condensed Consolidated Financial Statements	8-11

Item 2. Management’s Discussion and Analysis	12

Item 3. Controls and Procedures	14

PART II. OTHER INFORMATION	15

Item 5. Other Information	15

Item 6. Exhibits	16

Signatures	17

CAUTIONARY STATEMENT REGARDING

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-QSB which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company’s inability to secure adequate capital to fund operating losses, working capital requirements, advertising and promotional expenditures and principal and interest payments on debt obligations; factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company’s opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its product in international markets, and risks inherent in doing business on an international level, such as laws governing medical devices that differ from those in the U.S., unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the disruption of production at the Company’s manufacturing facility due to raw material shortages, labor shortages and/or physical damage to the Company’s facilities; the Company’s inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company’s continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; and developments or assertions by or against the Company relating to intellectual property rights.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statement

Shiwana, Inc.

(A Development Stage Enterprise)

Balance Sheets

June 30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current Assets
Cash	$2,544	$1,198
Prepaid expenses and other current assets	—	44,696

Total current assets	2,544	45,894

Equipment, net	1,849	2,311

Total assets	$4,393	$48,205

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Accounts payable	$143,013	$87,425
Notes payable	49,006	—
Accrued expenses	266,946	120,356

Total current liabilities	458,965	207,781

Stockholders’ (Deficit)
Common stock, no par value, 20,000,000 shares authorized; 8,571,105 shares issued and outstanding	85,711	85,711
Less note receivable and accrued interest arising from the sale of common stock	(12,734)	(12,450)
Additional paid-in capital	3,896,998	3,798,653
Deferred stock-based compensation	(868,199)	(933,802)
Deficit accumulated during the development stage	(3,556,348)	(3,097,688)

Total stockholders’ (deficit)	(454,572)	(159,576)

Total liabilities and stockholders’ (deficit)	$4,393	$48,205

See notes to unaudited condensed consolidated financial statements.

Shiwana, Inc.

(A Development Stage Enterprise)

(unaudited)

Statement of Operations During the Development Stage

Three and six months ended June 30, 2005 and June 30, 2004 and for the period from November 25, 2003 (Inception) through June 30, 2005

	Three months ended		Six months ended		Period from November 25, 2003 (Inception) to June 30, 2005
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues	$—	$—	$—	$1,800	$3,300

Development stage, operating expenses:
Selling, general and administrative:
Stock-Based compensation expense	81,832	50,469	163,664	2,286,702	2,601,772
Professional Services	63,371	117,998	98,906	177,938	439,308
Payroll and payroll related expenses	79,160	72,267	160,646	139,542	392,551
Travel and entertainment expenses	5,920	15,114	13,112	30,309	83,094
Offices expenses	15,782	8,156	19,846	14,995	46,831
Other	320	2,975	1,061	5,502	10,132

Operating (loss)	(246,385)	(266,979)	(457,235)	(2,653,188)	(3,570,388)

Nonoperating income:
Gain on sale of short-term investments	—	—	—	17,680	17,680
Interest Income	17	151	17	162	772
Interest Expense	(515)	(672)	(1,442)	(1,119)	(4,412)

	(498)	(521)	(1,425)	16,723	14,040

Net (loss) accumulated during the development stage	$(246,883)	$(267,500)	$(458,660)	$(2,636,465)	$(3,556,348)

Net (loss) per share, basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.32)	$(0.43)

Weighted average shares outstanding, basic and diluted	8,571,105	8,498,367	8,571,105	8,191,052	8,361,216

See notes to unaudited condensed consolidated financial statements.

Shiwana, Inc.

(A Development Stage Enterprise)

(unaudited)

Statement of Cash Flows

Six months ended June 30, 2005 and June 30, 2004 and for the

Period from November 25, 2003 (Inception) through June 30, 2005

	Six months ended		Period from November 25, 2003 (Inception) to June 30, 2005
	June 30, 2005	June 30, 2004
Cash Flows From Operating Activities
Net Loss accumulated during the development stage	$(458,660)	$(2,636,465)	$(3,556,348)

Adjustments to reconcile net loss to net cash used in operating activities,
Gain on sale of equity securities	—	(17,680)	(17,680)
Depreciation expense	462	—	924
Amortization of deferred stock-based compensation	163,664	2,286,702	2,601,772

Changes in assets and liabilities:
(Increase) in prepaid expenses	44,696	(547)	—
Increase in accounts payable	55,588	53,327	143,013
Increase in accrued expenses	146,590	90,213	266,946

Net cash used in operating activities	(47,660)	(224,450)	(561,373)

Cash Flows From Investing Activities
Purchase of equipment	—	(2,773)	(2,773)
Proceeds from notes receivable	—	—	15,484
Purchase of equity securities	—	(56,590)	(56,590)
Proceeds from sale of equity securities	—	74,270	74,270

Net cash provided by investing activities	—	14,907	30,391

Cash Flows From Financing Activities
Proceeds from sale of common stock,	—	425,520	484,520
Proceeds from the issuance of notes payable	49,006	11,000	60,006
Payments on notes payable	—	(11,000)	(11,000)

Net cash provided by financing activities	49,006	425,520	533,526

Net increase in cash and cash equivalents	1,346	215,977	2,544

Cash and cash equivalents at beginning of period	1,198	49,009	—

Cash and cash equivalents at end of period	$2,544	$264,986	$2,544

Supplemental Disclosure of Noncash Financing Activities
Issuance of common stock for note receivable	$—	$12,070	$26,820
Interest added to note receivable	157	616	1,271

See notes to unaudited condensed consolidated financial statements.

Shiwana, Inc.

(A Development Stage Enterprise)

Statement of Changes in Stockholders’ Equity (Deficit)

Six months ended June 30, 2005 and

Period from November 25, 2003 (Inception) through June 30, 2005

	Common Stock		Notes Receivable	Additional Paid-In Capital	Deferred Stock-Based Compensation	(Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, November 25, 2003	—	$—	$—	$—	$—	$—	$—
Issuance of common stock on November 25, 2003, for cash	5,702,164	57,022	—	1,978	—	—	59,000
Issuance of common stock on November 25, 2003, for a note receivable	1,425,541	14,255	(14,750)	495	—	—	—
Interest on notes receivable	—	—	(75)	75	—	—	—
Net loss	—	—	—	—	—	(12,883)	(12,883)

Balance, December 31, 2003	7,127,705	$71,277	$(14,825)	$2,548	$—	$(12,883)	$46,117

Issuance of common stock on February 4, 2004, for notes receivable	1,207,000	12,070	(12,070)	2,160,530	—	—	2,160,530
Issuance of common stock on April 28, 2004, for cash	236,400	2,364		423,156	—	—	425,520
Interest on notes receivable	—	—	(1,039)	1,039	—	—	—
Payments on notes receivable	—	—	15,484	—	—	—	15,484
Deferred Stock-based compensation	—	—	—	1,211,380	(1,211,380)	—	—
Stock-based compensation	—	—	—	—	277,578	—	277,578
Net loss	—	—	—	—		(3,084,805)	(3,084,805)

Balance, December 31, 2004	8,571,105	$85,711	$(12,450)	$3,798,653	$(933,802)	$(3,097,688)	$(159,576)

Interest on notes receivable	—	—	(284)	284	—	—	—
Payments on notes receivable	—	—	—	—	—	—	—
Deferred Stock-based compensation	—	—	—	98,421	(98,421)	—	—
Stock-based compensation	—	—	—	(360)	164,024	—	163,664
Net loss	—	—	—	—		(458,660)	(458,660)

Balance, June 30, 2005 (unaudited)	8,571,105	$85,711	$(12,734)	$3,896,998	$(868,199)	$(3,556,348)	$(454,572)

See notes to unaudited condensed consolidated financial statements.

SHIWANA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Shiwana, Inc. was formed on November 25, 2003 (“Inception”), under the laws of the State of Delaware. The business of the Company is to provide sales execution solutions and related services that help businesses improve their sales effectiveness, increase marketing efficiency, and increase revenues. The Company does this through customer relationship management solutions for companies of various sizes. The Company is currently in the development stage and expects to commence active operations in the second half of 2005.

Basis of presentation: The accompanying June 30, 2005, financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flow for the periods presented in conformity with generally accepted accounting principles for interim financial information.

Operating results for the three months ended June 30, 2005, are not necessarily indicative of the results that may be expected in future years. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company’s registration statement on Form SB-2.

Significant accounting policies are as follows:

Stock-based compensation: The Company applied Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment to FASB Statement No. 123, which requires entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant or measurement date. For employee stock-based awards, however, SFAS Nos. 123 and 148 allow entities to continue to apply the intrinsic value method under the provisions of Accounting Principles Board (APB) Opinion No. 25 and provide pro forma net earnings disclosures as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS Nos. 123 and 148.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

	Three months ended		Six months ended		Period from November 25, 2003 (Inception) to June 30, 2005
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Loss, as reported	$(246,883)	$(267,500)	$(458,660)	$(2,636,465)	$(3,556,348)

Stock based employee compensation expense included in reported net loss, net of related tax effects	82,000	76,000	164,000	126,000	441,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(150,000)	(76,000)	(301,000)	(126,000)	(578,000)

Pro forma net loss	$(314,883)	$(267,500)	$(595,660)	$(2,636,465)	$(3,693,348)

Net (loss) per shares, basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.32)	$(0.44)

Weighted average shares outstanding, basic and diluted	8,571,105	8,498,367	8,571,105	8,191,052	8,361,216

The weighted average fair value of options granted during 2005 and 2004 were $1.63 and $1.79, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: dividend yield of 0% for both periods, expected volatility of 100% for both years; risk-free interest rate of 4.13% and 4.14%, respectively; and expected lives of 10 years for both periods.

Earnings per share (EPS): For purposes of calculating weighted-average shares outstanding, 8,571,105 and 8,498,367, common shares outstanding after the Company’s stock split are assumed to be outstanding for the three months ended June 30, 2005 and 2004, respectively, and 8,571,105 and 8,191,052 for the six months ended June 30, 2005 and 2004, respectively, and 8,361,216 for the period from Inception to June 30, 2005.

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued. For the three and six months ending June 30, 2005 and for period from November 25, 2003 to June 30, 2005, the Company’s basic and fully diluted earnings per share are the same since the conversion of the Company’s stock options would be antidilutive.

Note 2. Operations and Management’s Plans

Substantially all of operations from inception on November 25, 2003 through June 30, 2005, were involved with organizing the Company.

During 2004, the Company raised $425,520 through additional funding sources as it begins to package its suite of services and marketing collateral materials. The Company will also begin to invest in sales and product support for the services it will deliver.

Management is currently planning final purchases of computer equipment and software to run its service infrastructure. The capital expenditures associated with these plans are estimated to be $25,000.

The Company is currently in the process of obtaining additional funds through an offering of the Company’s common stock to the public. The maximum proceeds related to this offering are $1,200,000. The Company is significantly relying upon this offering to achieve its operational objectives.

Management believes existing cash, proceeds from the offering discussed above, and cash flows from operations will be sufficient to meet operating requirements for the next 12 months. In the event additional financing becomes necessary, management may choose to raise those funds through other forms of financing as appropriate.

Note 4. Stock-Based Compensation

On January 27, 2004, the Company granted 675,000 options to purchase shares of common stock to employees at a weighted-average exercise price of $0.013 per share. Since these options were granted at an exercise price below fair value of $1.80 per share, the Company recorded deferred stock-based compensation expense of $1,211,380 using the intrinsic value method. The Company is amortizing the deferred stock-based compensation over the vesting period of the options, which is four years. The Company recognized stock-based compensation expense of $75,703 and $75,703 for the three months ended June 30, 2005 and 2004, respectively and $151,406 and $126,172 for the six months ended June 30, 2005 and 2004, respectively, and $429,344 for the period from Inception to June 30, 2005.

On February 4, 2004, the Company issued 1,207,000 shares of common stock in exchange for cash totaling $12,070. Since these shares were issued at a price below fair value of $1.80 per share, the Company recognized stock-based compensation expense of $2,160,530 using the intrinsic value method.

On January 6, 2005, the Company issued 60,000 options to purchase shares of common stock to 3 non-employees at a price of $1.80 per share. The Company recorded deferred stock-based compensation expense of $98,421, and the Company is amortizing the deferred stock-based compensation over the vesting period of the options, which is four years. The Company recognized stock-based compensation expense of $6,129 and $0 for the three months ended June 30, 2005 and 2004, respectively and $12,258 and $0 for the six months ended June 30, 2005 and 2004, respectively, and $12,258 for the period from Inception to June 30, 2005.

Note 5. Related Party Transactions

On January 6, 2004, the Company entered into a consulting agreement with a stockholder to provide transfer agent and other consulting services for a period of three years. The Company is to pay $5,000 each year due in quarterly installments beginning on March 31, 2004.

On January 6, 2004, the Company entered into an $11,000 note payable agreement with a company owned by the majority stockholder. The note payable was due including interest at 5% in quarterly installments beginning on March 31, 2004, and was unsecured. During the nine months ended September 30, 2004, the Company repaid the note payable.

During the three months ended March 31, 2005, the Company received funds from a company owned by the majority shareholder in order to repay shareholder advances totaling $44,696 at December 31, 2004. Additional funds totaling $39,512 were loaned to the Company to cover operating expenses. The note payable is due, including interest at 5%, in eleven quarterly installments of $3,592.03 beginning June 30, 2005 and is unsecured.

Note 6. Commitments

The Company has entered into Employment Agreements with certain key employees. With respect to the Company’s Employment Agreements with the Co-Chief Executive Officers, the Company will be required to make a lump sum payment totaling $5,000,000 to the Co-Chief Executive Officers in the event of termination of their respective Employment Agreements by the Company without cause (or constructive termination by the Company without cause), or due to the death or disability of either of them. With respect to the Company’s Employment Agreement with the Company’s President, the Company will be required to make a lump sum payment totaling $1,000,000 in the event of termination of such Employment Agreement by the Company without cause (or constructive termination by the Company without cause) or due to the death or disability of the President.

Item 2. Management’s Discussion and Analysis

Plan of operation:

Our plans are to move from development stage to full operations in the fourth quarter of 2005. We anticipate having the capital resources available to support the Company running on a breakeven basis by December of 2005. At year-end, we will evaluate how we have executed against our plans and determine what capital resources will be required to continue to fund our growth. Since we are a sales-driven company, it is anticipated that future capital will be required to support sustainable growth in revenue and we will have alternative financing sources. If there is a need for short-term financing the Company may, as it has done in the past, obtain this short-term financing from a company owned by the majority stockholder of the Company, or other sources if they are available.

Our initial go-to-market strategy is to use networking, speaking engagements, public relations, direct mail and our website to identify and communicate with potential customers. Our costs associated with these promotional activities are covered in sales and marketing expenses. We expect sales and marketing expenses to increase in absolute dollars as we expand our direct sales force and promotional efforts and as we began to build our sales and marketing organization to support growth.

We currently anticipate that we will spend $50,000 in the next 12 months for the acquisition and development of internal software and applications designed to increase our product and service delivery efficiencies. We expect these costs will increase in both absolute dollars and as a percentage of revenues in the near term as we seek to enhance our competitive position. Most of our research and innovation expenses related to the development of our proprietary on-demand services will occur in 2005.

RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

Revenues

The Company did not report any revenues during the three months ended June 30, 2005 or 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of stock based compensation expense, payroll and payroll related expenses and professional fees. For the three months ended June 30, 2005 the selling, general and administrative expenses totaled $246,385, a decrease of $41,594 versus the three months ended June 30, 2004. This decrease was mainly the result of lower professional fees paid to outside companies.

Operating loss

The operating loss for the three months ended June 30, 2005 was $246,385, compared to an operating loss of $267,500 for the three months ended June 30, 2004. The decrease in the operating loss was as a direct result of the decrease in selling, general and administrative expenses, since the Company did not have any revenues in the periods reported.

Interest income

Interest income is earned from the Company’s cash balances that are held at various financial institutions. For the three months ending June 30, 2005 the company earned $17 in interest income, compared to $151 earned in the three months ending June 30, 2004.

Interest expense

For the three months ending June 30, 2005, the Company had $515 of interest expense, compared to $672 for the three months ended June 30, 2004. This expense relates to a loan from one of the Company’s founders and interest on outstanding balances on a credit card that is used by the Company’s Chairman of the Board for business travel and entertainment expenses.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

Revenues

The Company did not report any revenues during the six months ended June 30, 2005. This compares to reported revenues of $1,800 for the six months ended June 30, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of stock based compensation expense, payroll and payroll related expenses and professional fees. For the six months ended June 30, 2005 the selling, general and administrative expenses total $457,235, a decrease of $2,197,753 versus the six months ended June 30, 2004. This decrease was mainly the result of lower stock based compensation expense, since during the six months ending June 30, 2004, the Company recorded a large non-recurring expense of $2,160,530 for cheap stock.

Operating loss

The operating loss for the six months ended June 30, 2005 was $457,235, compared to an operating loss of $2,653,188 for the six months ended June 30, 2004. The decrease in the operating loss was as a direct result of the decrease in selling, general and administrative expenses, since the Company did not have any siginigicant revenues in the periods reported.

Gain on sale of short-term investments

During the six months ending June 30, 2005, the Company did not have any gains or losses on the sale of short-term investments, this compares to a one-time gain on the sale of short-term investments in the six months ended June 30, 2004 of $17,680.

Interest income

Interest income is earned from the Company’s cash balances that are held at various financial institutions. For the six months ending June 30, 2005 the company earned $17 in interest income, this compares to $162 earned in the six months ending June 30, 2004. The decrease of $145 was due to a lower level of investable funds available to the Company in the six months ended June 30, 2005 versus June 30, 2004.

Interest expense

For the six months ending June 30, 2005, the Company had $1,442 of interest expenses, this compares to $1,119 for the six months ended June 30, 2004. This expense relates to a loan from one of the Company’s founders and interest on outstanding balances on a credit card that is used by the Company’s Chairman of the Board for business travel and entertainment expenses.

Liquidity and Capital Resources

Historically, since its inception, the Company has incurred cash operating losses relating to expenses to start and organize the Company. The Company has funded these operating losses, in large part, through the sale of common stock or the issuance of notes payable.

Net cash used by operations was $47,660 for the six months ended June 30, 2005 compared to $224,450 used by operation for the six months ended June 30, 2004.

The Company did not have any Accounts Receivables in any of the periods reported.

There were no capital expenditures during the six months ended June 30, 2005 compared to $2,773 during the six months ended June 30, 2004.

On September 1, 2005, the Company sold shares of its common stock for an aggregate of $601,200. The Company is continuing to try to raise additional funds needed to support the Company’s operations for at least the next 12 months through additional sales of its common stock.

If the Company is unable to raise adequate financing, the Company may be required to modify its current strategic growth plans.

Inflation

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased selling, general and administrative expenses. Historically, the Company has absorbed increased costs and expenses without increasing selling prices.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, except as discussed below, in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any control and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation of Shiwana, Inc., as amended *

3.2	Bylaws*

10.1	Material Contracts – 2004 Stock Option Plan No. 1*

10.2	Material Contracts – Option Agreements*

10.3	Material Contracts – Consulting Agreements*

10.4	Material Contracts – Employment Agreements*

31.1	Certificate of Tim R. Sensenig, Co-Chief Executive Officer

31.2	Certificate of Barry Bertiger, Co-Chief Executive Officer

31.3	Certificate of Bernard Asher, Principal Financial Officer

32.1	Certificate of Tim R. Sensenig, Co-Chief Executive Officer

32.2	Certificate of Barry Bertiger, Co-Chief Executive Officer

32.3	Certificate of Bernard Asher, Principal Financial Officer

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shiwana, Inc.

Date: September 13, 2005	/s/ Tim Sensenig
Tim R. Sensenig
Co-Chief Executive Officer

Date: September 13, 2005	/s/ Barry Bertiger
Barry Bertiger
Co-Chief Executive Officer