Form 10QSB
period 2005-09-30
Gray Peaks, Inc.
filed 2005-11-16
CIK 1295702

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission File Number 333-118255

GRAY PEAKS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	38-3692822
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1320 Tower Road, Schaumburg, IL	60173
(Address of Principal Executive Offices)	(Zip Code)

847-598-3750

(Issuer’s Telephone Number, Including Area Code)

Shiwana, Inc.

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

Common Stock, $.01 Par Value - shares outstanding 8,905,105 as of September 30, 2005

Transitional Small Business Disclosure Format (check one):

YES  ☐    NO  ☒

FORM 10-QSB

GRAY PEAKS, INC.

CONTENT

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cautionary Statement Regarding Forward Looking Statements	3

Unaudited Balance Sheets - as of September 30, 2005 and December 31, 2004	4

Unaudited Statements of Operations - Three and nine months ended September 30, 2005 and September 30, 2004 and for the period from November 25, 2003 (Inception) through September 30, 2005	5

Unaudited Statements of Cash Flows - Nine months ended September 30, 2005 and September 30, 2004 and for the period from November 25, 2003 (Inception) through September 30, 2005	6

Unaudited Statements of changes in stockholders’ equity (deficit) – Nine months ended September 30, 2005 and for the period from November 25, 2003 (Inception) through September 30, 2005	7

Notes to Unaudited Condensed Financial Statements	8-11

Item 2. Management’s Discussion and Analysis	12

Item 3. Controls and Procedures	14

PART II. OTHER INFORMATION	15

Item 5. Other Information	15

Item 6. Exhibits	16

Signatures	17

CAUTIONARY STATEMENT REGARDING

FORWARD LOOKING STATEMENTS

Certain statements included in this quarterly report on Form 10-QSB which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company’s inability to secure adequate capital to fund operating losses, working capital requirements, advertising and promotional expenditures and principal and interest payments on debt obligations; factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company’s opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its product in international markets, and risks inherent in doing business on an international level, such as unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the Company’s inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company’s continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; and developments or assertions by or against the Company relating to intellectual property rights.

PART 1 FINANCIAL INFORMATION

Item 1.	Financial Statements

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Balance Sheets

September 30, 2005 and December 31, 2004

	Sept. 30, 2005	December 31, 2004
Assets
Current Assets
Cash	$429,211	$1,198
Prepaid expenses and other current assets	—	44,696

Total current assets	429,211	45,894
Equipment, net	1,618	2,311

Total assets	$430,829	$48,205

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$66,909	$87,425
Notes payable	15,344	—
Accrued expenses	313,900	120,356

Total current liabilities	396,153	207,781

Stockholders’ Equity (Deficit)
Common stock, no par value, 20,000,000 shares authorized; 8,905,105 and 8,571,105 shares issued and outstanding	89,051	85,711
Less note receivable and accrued interest arising from the sale of common stock	(10,376)	(12,450)
Additional paid-in capital	4,495,000	3,798,653
Deferred stock-based compensation	(786,367)	(933,802)
Deficit accumulated during the development stage	(3,752,632)	(3,097,688)

Total stockholders’ equity (deficit)	34,676	(159,576)

Total liabilities and stockholders’ equity (deficit)	$430,829	$48,205

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Statement of Operations During the Development Stage

Three and nine months ended September 30, 2005 and September 30, 2004 and for the period from November 25, 2003 (Inception) through September 30, 2005

	Three months ended		Nine months ended		Period from November 25, 2003 (Inception) to Sept. 30, 2005
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Revenues	$—	$1,500	$—	$3,300	$3,300
Development stage, operating expenses:
Selling, general and administrative:
Stock-Based compensation expense	81,832	75,703	245,496	2,362,405	2,683,604
Professional Services	11,493	92,446	110,398	270,384	450,802
Payroll and payroll related expenses	84,564	66,085	245,210	205,627	477,115
Travel and entertainment expenses	10,070	12,669	23,182	42,978	93,165
Offices expenses	7,246	8,059	27,091	23,054	54,076
Other	387	633	1,450	6,136	10,519

	195,592	255,595	652,827	2,910,584	3,769,281

Operating (loss)	(195,592)	(254,095)	(652,827)	(2,907,284)	(3,765,981)

Nonoperating income:
Gain on sale of short-term investments	—	—	—	17,680	17,680
Interest Income	—	395	17	556	772
Interest Expense	(691)	(996)	(2,134)	(2,115)	(5,103)

	(691)	(601)	(2,117)	16,121	13,349

Net (loss) accumulated during the development stage	$(196,283)	$(254,696)	$(654,944)	$(2,891,163)	$(3,752,632)

Net (loss) per share, basic and diluted	$(0.02)	$(0.03)	$(0.08)	$(0.35)	$(0.45)

Weighted average shares outstanding, basic and diluted	8,680,018	8,571,105	8,607,808	8,318,661	8,404,603

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Statement of Cash Flows

Nine months ended September 30, 2005 and September 30, 2004 and for the

Period from November 25, 2003 (Inception) through September 30, 2005

	Nine months ended		Period from November 25, 2003 (Inception) to Sept. 30, 2005
	Sept. 30, 2005	Sept. 30, 2004
Cash Flows From Operating Activities
Net Loss accumulated during the development stage	$(654,944)	$(2,891,162)	$(3,752,632)

Adjustments to reconcile net loss to net cash used in operating activities,
Gain on sale of equity securities	—	(17,680)	(17,680)
Depreciation expense	693	231	1,155
Amortization of deferred stock-based compensation	245,496	2,362,405	2,683,604

Changes in assets and liabilities:
(Increase) in prepaid expenses	44,696	(22,040)	—
(Increase) in accounts receivable	—	(1,500)	—
Increase in accounts payable	(20,516)	81,347	66,909
Increase in accrued expenses	193,544	112,199	313,900

Net cash used in operating activities	(191,031)	(376,200)	(704,744)

Cash Flows From Investing Activities
Purchase of equipment	—	(2,773)	(2,773)
Proceeds from notes receivable	2,500	12,829	17,984
Purchase of equity securities	—	(56,590)	(56,590)
Proceeds from sale of equity securities	—	74,270	74,270

Net cash provided by investing activities	2,500	27,736	32,891

Cash Flows From Financing Activities
Proceeds from sale of common stock,	601,200	425,520	1,085,720
Proceeds from the issuance of notes payable	15,344	11,000	26,344
Payments on notes payable	—	(11,000)	(11,000)

Net cash provided by financing activities	616,544	425,520	1,101,064

Net increase in cash and cash equivalents	428,013	77,056	429,211
Cash and cash equivalents at beginning of period	1,198	49,009	—

Cash and cash equivalents at end of period	$429,211	$126,065	$429,211

Supplemental Disclosure of Noncash Financing Activities
Issuance of common stock for note receivable	$—	$12,070	$26,820
Interest added to note receivable	426	870	1,540

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

Statement of Changes in Stockholders’ Equity (Deficit)

Nine months ended September 30, 2005 and

Period from November 25, 2003 (Inception) through September 30, 2005

	Common Stock		Notes Receivable	Additional Paid-In Capital	Deferred Stock-Based Compensation	(Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, November 25, 2003	—	$—	$—	$—	$—	$—	$—
Issuance of common stock on November 25, 2003, for cash	5,702,164	57,022	—	1,978	—	—	59,000
Issuance of common stock on November 25, 2003, for a note receivable	1,425,541	14,255	(14,750)	495	—	—	—
Interest on notes receivable	—	—	(75)	75	—	—	—
Net loss	—	—	—	—	—	(12,883)	(12,883)

Balance, December 31, 2003	7,127,705	$71,277	$(14,825)	$2,548	$—	$(12,883)	$46,117
Issuance of common stock on February 4, 2004, for notes receivable	1,207,000	12,070	(12,070)	2,160,530	—	—	2,160,530
Issuance of common stock on April 28, 2004, for cash	236,400	2,364		423,156	—	—	425,520
Interest on notes receivable	—	—	(1,039)	1,039	—	—	—
Payments on notes receivable	—	—	15,484	—	—	—	15,484
Deferred Stock-based compensation	—	—	—	1,211,380	(1,211,380)	—	—
Stock-based compensation	—	—	—	—	277,578	—	277,578
Net loss	—	—	—	—		(3,084,805)	(3,084,805)

Balance, December 31, 2004	8,571,105	$85,711	$(12,450)	$3,798,653	$(933,802)	$(3,097,688)	$(159,576)

Issuance of common stock on September 1, 2005, for cash	334,000	3,340	—	597,860	—	—	601,200
Interest on notes receivable	—	—	(426)	426	—	—	—
Payments on notes receivable	—	—	2,500	—	—	—	2,500
Deferred Stock-based compensation	—	—	—	98,061	(98,061)	—	—
Stock-based compensation	—	—	—	—	245,496	—	245,496
Net loss	—	—	—	—		(654,944)	(654,944)

Balance, September 30, 2005 (unaudited)	8,905,105	$89,051	$(10,376)	$4,495,000	$(786,367)	$(3,752,632)	$34,676

See notes to unaudited condensed financial statements.

GRAY PEAKS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Shiwana, Inc. was formed on November 25, 2003 (“Inception”), under the laws of the State of Delaware. On September 16, 2005, the Company changed its name from Shiwana, Inc. to Gray Peaks, Inc. The business of the Company is to provide sales execution solutions and related services that help businesses improve their sales effectiveness, increase marketing efficiency, and increase revenues. The Company does this through customer relationship management solutions for companies of various sizes. The Company is currently in the development stage and expects to commence active operations in the fourth quarter of 2005.

Basis of presentation: The accompanying September 30, 2005, financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flow for the periods presented in conformity with generally accepted accounting principles for interim financial information.

Operating results for the three months ended September 30, 2005, are not necessarily indicative of the results that may be expected in future years. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company’s registration statement on Form SB-2.

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

	Three months ended		Nine months ended		Period from November 25, 2003 (Inception) to Sept. 30, 2005
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net Loss, as reported	$(196,283)	$(254,696)	$(654,944)	$(2,891,163)	$(3,752,632)
Stock based employee compensation expense included in reported net loss, net of related tax effects	82,000	76,000	246,000	202,000	523,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(150,000)	(76,000)	(451,000)	(202,000)	(728,000)

Pro forma net loss	$(264,283)	$(254,696)	$(859,944)	$(2,891,163)	$(3,957,632)

Net (loss) per shares, basic and diluted	$(0.03)	$(0.03)	$(0.10)	$(0.35)	$(0.47)

Weighted average shares outstanding, basic and diluted	8,680,018	8,571,105	8,607,808	8,318,661	8,404,603

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

Earnings per share (EPS): For purposes of calculating weighted-average shares outstanding, 8,680,018 and 8,571,105, common shares outstanding after the Company’s stock split are assumed to be outstanding for the three months ended September 30, 2005 and 2004, respectively, and 8,607,808 and 8,318,661 for the nine months ended September 30, 2005 and 2004, respectively, and 8,404,603 for the period from Inception to September 30, 2005.

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued. For the three and nine months ending September 30, 2005 and for period from November 25, 2003 to September 30, 2005, the Company’s basic and fully diluted earnings per share are the same since the conversion of the Company’s stock options would be antidilutive.

Note 2. Operations and Management’s Plans

Substantially all of operations from inception on November 25, 2003 through September 30, 2005, were involved with organizing the Company.

During 2004, the Company raised $425,520 through additional funding sources as it begins to package its suite of services and marketing collateral materials. The Company will also begin to invest in sales and product support for the services it will deliver.

On July 27, 2005, the Company’s SB-2 filing became effective with the Security and Exchange Commission (“SEC”).

In September 2005, the Company raised an additional $601,200 from the sale of 334,000 shares of its common stock to an investor.

Management is currently planning final purchases of computer equipment and software to run its service infrastructure. The capital expenditures associated with these plans are estimated to be $25,000.

The Company currently has available to sell an additional 378,770 shares of its common stock as a result of its SB-2 becoming effective. The Company is significantly relying upon this offering to achieve its operational objectives.

Management believes existing cash, proceeds from the potential sale of additional common stock discussed above, and cash flows from operations will be sufficient to meet operating requirements for the next 12 months. In the event additional financing becomes necessary, management may choose to raise those funds through other forms of financing as appropriate.

Note 3. Stock-Based Compensation

On January 27, 2004, the Company granted 675,000 options to purchase shares of common stock to employees at a weighted-average exercise price of $0.013 per share. Since these options were granted at an exercise price below fair value of $1.80 per share, the Company recorded deferred stock-based compensation expense of $1,211,380 using the intrinsic value method. The Company is amortizing the deferred stock-based compensation over the vesting period of the options, which is four years. The Company recognized stock-based compensation expense of $75,703 and $75,703 for the three months ended September 30, 2005 and 2004, respectively, and $227,109 and $201,875 for the nine months ended September 30, 2005 and 2004, respectively, and $505,047 for the period from Inception to June 30, 2005.

On February 4, 2004, the Company issued 1,207,000 shares of common stock in exchange for cash totaling $12,070. Since these shares were issued at a price below fair value of $1.80 per share, the Company recognized stock-based compensation expense of $2,160,530 using the intrinsic value method.

On January 6, 2005, the Company issued 60,000 options to purchase shares of common stock to 3 non-employees at a price of $1.80 per share. The Company recorded deferred stock-based compensation expense of $98,061, and the Company is amortizing the deferred stock-based compensation over the vesting period of the options, which is four years. The Company recognized stock-based compensation expense of $6,129 and $0 for the three months ended September 30, 2005 and 2004, respectively, and $18,387 and $0 for the nine months ended September 30, 2005 and 2004, respectively, and $18,387 for the period from Inception to September 30, 2005.

Note 4. Related Party Transactions

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

During the three months ended March 31, 2005, the Company received funds from a company owned by the majority shareholder in order to repay shareholder advances totaling $44,696 at December 31, 2004. Additional funds totaling $39,512 were loaned to the Company to cover operating expenses. During the three months ending September 30, 2005, the Company paid off $39,288 of this note. As of September 30, 2005, the balance on this note was $15,344. The note payable is due, including interest at a rate of 5% per annum and is unsecured.

Note 5. Commitments

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

Plan of operation:

Our plans are to move from development stage to full operations in the fourth quarter of 2005. We anticipate having the capital resources available to support the Company running on a breakeven basis by December of 2005. At year-end, we will evaluate how we have executed against our plans and determine what capital resources will be required to continue to fund our growth. Since we are a sales-driven company, it is anticipated that future capital will be required to support sustainable growth in revenue and we will have alternative financing sources. If there is a need for short-term financing, the Company may, as it has done in the past, obtain this short-term financing from a company owned by the majority stockholder of the Company, or other sources if they are available.

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

We currently anticipate that we will spend $50,000 in the next 12 months for the acquisition and development of internal software and applications designed to increase our product and service delivery efficiencies. We expect these costs will increase in both absolute dollars and as a percentage of revenues in the near term as we seek to enhance our competitive position. Most of our research and innovation expenses related to the development of our proprietary on-demand services will occur in 2005 and 2006.

RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

The Company did not report any revenues during the three months ended September 30, 2005. This compares to $1,500 of revenue reported for the three months ended September 30, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of stock based compensation expense, payroll and payroll related expenses and professional fees. For the three months ended September 30, 2005 the selling, general and administrative expenses totaled $195,592, a decrease of $60,003 versus the three months ended September 30, 2004. This decrease was mainly the result of lower professional fees paid to outside companies.

Operating loss

The operating loss for the three months ended September 30, 2005 was $195,592, compared to an operating loss of $254,095 for the three months ended September 30, 2004. The decrease in the operating loss was as a direct result of the decrease in selling, general and administrative expenses, since the Company did not have any revenues in the periods reported.

Interest income

Interest income is earned from the Company’s cash balances that are held at various financial institutions. For the three months ending September 30, 2005 the company did not earn any interest income, compared to $395 earned in the three months ending September 30, 2004.

Interest expense

For the three months ending September 30, 2005, the Company had $691 of interest expense, compared to $996 for the three months ended September 30, 2004. This expense relates to a loan from one of the Company’s founders and interest on outstanding balances on a credit card that is used by the Company’s Chairman of the Board for business travel and entertainment expenses.

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2004

Revenues

The Company did not report any revenues during the nine months ended September 30, 2005. This compares to reported revenues of $3,300 for the nine months ended September 30, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of stock based compensation expense, payroll and payroll related expenses and professional fees. For the nine months ended September 30, 2005 the selling, general and administrative expenses total $652,827, a decrease of $2,254,457 versus the nine months ended September 30, 2004. This decrease was mainly the result of lower stock based compensation expense, since during the nine months ending September 30, 2004, the Company recorded a large non-recurring expense of $2,160,530 for cheap stock.

Operating loss

The operating loss for the nine months ended September 30, 2005 was $652,827, compared to an operating loss of $2,907,284 for the nine months ended September 30, 2004. The decrease in the operating loss was as a direct result of the decrease in selling, general and administrative expenses, since the Company did not have any significant revenues in the periods reported.

Gain on sale of short-term investments

During the nine months ending September 30, 2005, the Company did not have any gains or losses on the sale of short-term investments, this compares to a one-time gain on the sale of short-term investments in the nine months ended September 30, 2004 of $17,680.

Interest income

Interest income is earned from the Company’s cash balances that are held at various financial institutions. For the nine months ending September 30, 2005 the company earned $17 in interest income. This compares to $556 earned in the nine months ending September 30, 2004. The decrease of $539 was due to a lower level of investable funds available to the Company in the nine months ended September 30, 2005 versus September 30, 2004.

Interest expense

For the nine months ending September 30, 2005, the Company had $2,134 of interest expenses. This compares to $2,115 for the nine months ended September 30, 2004. This expense relates to a loan from one of the Company’s founders and interest on outstanding balances on a credit card that is used by the Company’s Chairman of the Board for business travel and entertainment expenses.

Liquidity and Capital Resources

Historically, since its inception, the Company has incurred cash operating losses relating to expenses to start and organize the Company. The Company has funded these operating losses, in large part, through the sale of common stock or the issuance of notes payable.

Net cash used by operations was $191,031 for the nine months ended September 30, 2005 compared to $376,200 used by operation for the nine months ended September 30, 2004.

The Company did not have any Accounts Receivables as of September 30, 2005 as compared to an Accounts Receivable balance of $1,500 on September 30, 2004.

There were no capital expenditures during the nine months ended September 30, 2005 compared to $2,773 during the nine months ended September 30, 2004.

On September 1, 2005, the Company sold shares of its common stock for an aggregate of $601,200. The Company has available to sell an additional 378,770 shares of its common stock. The Company is continuing to try to sell these additional shares and will use the additional funds raised to support the Company’s operations for at least the next 12 months.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officers and the Company’s Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officers and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, except as discussed below, in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any control and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

PART II. OTHER INFORMATION

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Certificate of Incorporation of Shiwana, Inc., as amended

3.2	Bylaws*

10.1	Material Contracts – 2004 Stock Option Plan No. 1*

10.2	Material Contracts – Option Agreements*

10.3	Material Contracts – Consulting Agreements*

10.4	Material Contracts – Employment Agreements*

31.1	Certificate of Tim R. Sensenig, Co-Chief Executive Officer

31.2	Certificate of Bary Bertiger, Co-Chief Executive Officer

31.3	Certificate of Bernard Asher, Principal Financial Officer

32.1	Certificate of Tim R. Sensenig, Co-Chief Executive Officer

32.2	Certificate of Bary Bertiger, Co-Chief Executive Officer

32.3	Certificate of Bernard Asher, Principal Financial Officer

*	Incorporated by reference from registrant’s registration statement Form SB-2, Registration Statement 333-118255.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gray Peaks, Inc.

Date: November 15, 2005	/s/ TIM R. SENSENIG
Tim R. Sensenig Co-Chief Executive Officer

Date: November 15, 2005	/s/ BARY BERTIGER
Bary Bertiger Co-Chief Executive Officer