Form 10KSB
period 2005-12-31
Gray Peaks, Inc.
filed 2006-04-03
CIK 1295702

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:             to

Commission file number 333-118255

GRAY PEAKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3692822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Tower Road Schaumburg, IL	60173
(Address of principal executive offices)	(Zip Code)

847-598-3750

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  ☐

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    YES  ☒    NO  ☐

Total revenue for the year ended December 31, 2005 was $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average did and asked price of such common equity, as of a specified date within the past 60 days. $1,276,200 based upon the last sale by the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date was 8,905,105 at February 28, 2006.

Transition of Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

Gray Peaks, Inc.

CAUTIONARY STATEMENT REGARDING

FORWARD LOOKING STATEMENTS

Certain statements included in this annual report on Form 10-KSB which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company’s inability to secure adequate capital to fund operating losses, working capital requirements, advertising and promotional expenditures and principal and interest payments on debt obligations; factors related to increased competition from existing and new competitors including new product introduction, price reduction and increased spending on marketing; limitations on the Company’s opportunities to enter into and/or renew agreements with international partners, the failure of the Company or its partners to successfully market, sell and deliver its product in international markets, and risks inherent in doing business on an international level, such as unexpected changes in the regulatory requirements, political risks, export restrictions, tariffs and other trade barriers and fluctuations in currency exchange rates; the Company’s inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity and the failure of management to anticipate, respond to and manage changing business conditions; the loss of the services of executive officers and other key employees and the Company’s continued ability to attract and retain highly-skilled and qualified personnel; the costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings, settlements and investigations; and developments or assertions by or against the Company relating to intellectual property rights.

PART I

Item 1 Description of Business

Summary of Company’s Business and Background.

We were incorporated in the state of Delaware on November 25, 2003 under the name Shiwana, Inc. We changed out name to Gray Peaks, Inc. on September 16, 2005. The Company is currently in the development stage and expects to commence active operations in 2006.

Gray Peaks provides Sales Execution solutions and related services that help businesses improve their sales effectiveness, increase marketing efficiency, and increase revenues. We intend to provide solutions to improve the management and follow-up of leads generated by marketing, which could be considered part of customer relationship management (“CRM”), to companies of all sizes and in many diverse industries. Our Sales Execution solutions are designed to address customer challenges and offer efficiencies once a prospective customer is identified by the marketing department. We plan to work with our customers to help them reduce the time it takes to close new orders, receive better qualified sales leads, predict more accurately when those orders will occur, and have higher levels of customer satisfaction which leads to repeat sales. Our solutions are designed to help customers more effectively manage critical operations including:

•	the interaction between marketing and sales;

•	new product introductions to existing customers;

•	sales forecasting and market analysis;

•	increased sales productivity through better qualification; and

•	customer satisfaction, support and follow-up.

We will offer them in two formats. Our outsourced on-demand services will be provided on either a per-use or a subscription basis and our deliverable content will be provided as sales methodologies with a small consulting element. We currently have developed our deliverable content offerings, Forecast-It! and Close-It!, and are in the process of completing our recurring service model solutions – Qualify-It!, Announce-It! and Satisfy-It! All solutions will be sold through our direct sales efforts and outside sales agents, complemented by a reference network. We are also considering the possibility of entering into alliances that will enable us to market our services through qualified partners. To date, the Company has had one customer to which it provided services.

Outsourced on-demand services enable businesses to subscribe to a wide variety of services that are delivered on an as-needed basis with little or no implementation services required, and without the need to install and manage third-party software in-house. CRM applications are intended to enable businesses to automate sales, customer service and support and marketing. Despite the significant potential benefits that can be attained from CRM, many enterprises have failed to successfully deploy the CRM applications that they have purchased for a variety of reasons including the difficulty and relatively high cost of implementing and maintaining enterprise applications, lack of benefits to the sales organization and specifically frontline salespeople, low rates of user adoption, low confidence in the quality of the data, and lack of ubiquitous access.

Our Sales Execution service solutions are designed to provide customers with robust Sales Execution tools on an outsourced service basis. We do not provide Sales Force Automation solutions. We will help customers solve their sales process constraints by improving the quality of sales leads generated by the marketing department, increasing forecast accuracy of when a lead becomes a qualified prospect, and providing effective strategies for converting customer decisions into purchase orders. Our service solutions are provided either as outsourced on-demand services, where the customer is provided service administered by us on an as-needed or contract basis; or as deliverable content where we provide a specific project based solution which is then delivered to the customer for implementation. We may provide on-going consulting services for implementation of deliverable content or this may be left to the customer. We will also have a set of application programming interfaces, that enable customers to integrate existing marketing databases for use with our outsourced services.

We intend that our services be easy-to-use and provide information (not data) that salespeople need to be effective in their jobs. Users will provide us their database of leads and will receive notification of serious buyers or an alert to customer issues. As a result, there will be minimal training on how to benefit from our solutions.

When all the development of our solutions are complete, they will enable customers to improve Sales Execution, customer support and satisfaction, and marketing processes without making any upfront investments in software, hardware and implementation services, additional information technology (“IT”) or marketing staff.

We believe that the specific set of Sales Execution capabilities that we will offer will provide a return on investment and increase revenues of businesses of any size. We are flexible in how we plan to configure our service to meet customers’ unique requirements without the use of additional IT or marketing resources.

In addition to these Sales Execution products, the Company intends to expand its business offerings and become a provider of wireless business solutions and emergency call centers.

We intend to design, develop and deliver custom mobile solutions that leverage proven wireless technologies and networks to address business and security needs. We plan on serving blue chip businesses across North America and Europe, helping them plan, deploy and manage enterprise-wide wireless solutions that will help lower costs, enhance operational efficiency and improve service quality.

Through pioneering wireless fleet management solutions and services, Gray Peaks intends to improve the operations of vehicle and equipment fleets through more efficient asset utilization, enhancing employee productivity and streamlining of business processes. For shippers and carriers of sensitive or high value cargo, we intend to help increase load security and reduce risk with our configurable alert system and discreet alarm button. Fleet Managers can set geo-fences for alerts triggered when the vehicle enters restricted areas. In addition, Gray Peak’s intends to provide emergency call centers that will provided 24/7 responses to these alert notifications by assisting fleet managers to verify and evaluate an event for necessary action.

Competition

The market for CRM, and enterprise business applications generally, and lead management applications, specifically is highly competitive, rapidly evolving and fragmented, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. Our outsourced on-demand service offerings compete primarily with vendors of lead generation services, telemarketing services, e-relationship management services, lead management software and some customer facing packaged CRM software. Packaged CRM software is installed by the customer directly or hosted by a third-party Application Service Provider on the customer’s behalf, and companies offering on-demand CRM applications over the Internet. We also compete with internally developed applications and face, or expect to face, competition from small enterprise software vendors and online service providers who may develop and/or bundle relationship management products with their products in the future. Our current principal competitors include:

•	Enterprise software application vendors including E.piphany, Inc., Microsoft Corporation and Epicor.

•	Packaged CRM software vendors, some of whom offer hosted services, such as BMC Software Corporation, FrontRange Solutions, Inc., Onyx Software Corp., Pivotal Corporation, ACT, and Goldmine.

•	On-demand CRM application service providers such as ACCPAC International, Inc., a subsidiary of Computer Associates International, NetSuite, Inc., Salesforce.com, Inc., RightNow Technologies, Inc. and Salesnet, Inc.; and

•	Boutique providers of lead generation, telemarketing and e-relationship services.

We believe the principal competitive factors in our market include the following:

•	Proven, auditable results in terms of better sales effectiveness as measured by the number of new transactions closed, number of qualified sales opportunities, and the number of repeat sales;

•	Speed and time-to-results and return on investment;

•	Rate of user adoption;

•	Low total cost of ownership and demonstrable cost-effective benefits for customers;

•	Ability to streamline the lead qualification sales processes;

•	Ease of integration with existing marketing lead databases;

•	Vendor reputation; and

•	Financial stability of the vendor.

We believe that we will compete favorably with our competitors on most of these factors. Our ability to remain competitive will depend to a great extent upon our ongoing performance in showing proven auditable results. In addition, many of our competitors and potential competitors have greater name recognition, longer operating histories and significantly greater resources. They may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs.

Our professional services organization competes with a broad range of smaller independent consulting firms specializing in sales consulting, sales force automation services and CRM implementations. However, we are developing relationships with many of these consulting companies and may work cooperatively on projects with them, even as we might compete for business in other customer engagements.

Research and Development

Our research and development efforts are focused on improving and enhancing our existing service offerings as well as developing new proprietary services and deliverable content. To date, most of the development effort surrounding our proprietary processes has been outsourced and we may leverage third party software packages to speed our time-to-market. All of the deliverable content has been developed by in-house resources, based upon our knowledge experts’ real world experiences. None of our research and development expenses over the last 2 years have been paid for by our customers.

Employees

As of December 31, 2005, Gray Peaks, Inc. employed two full-time employees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good. The Company currently anticipates hiring six to ten employees in the next 12 months, along with outside contractors, if needed.

Environmental

We have not incurred any significant costs related to compliance with the environmental laws in the history of the company.

Intellectual Property

We do not own any patents, registered trademarks or other intellectual property which are material to our business.

Item 2 Description of Property

Our executive offices and principal office for domestic marketing, sales and development is located at 1320 Tower Road, Schaumburg, Illinois. We rent these facilities on a month-to-month lease with Schaumburg Executive Suites for $200.00 per month. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

Item 3 Legal Proceedings

None

Item 4 Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5 Market for Common Equity and Related Stockholder Matters

There is no established trading market for our common stock. The Company has found a market maker to sponsor our common stock on the OTC Bulletin Board, and an application has been filed by the market maker to list the shares of Gray Peaks common stock on the OTC Bulletin Board. However, there is no way to determine if the application will be accepted and if so, when that would be. Until an orderly market develops in our common stock, if and when that happens, the price at which it trades may fluctuate significantly and it may be difficult for potential sellers to find buyers. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting the businesses of Gray Peaks generally, investor perception of Gray Peaks and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Item 6 Management’s Discussion and Analysis

Plan of operation:

Our plans are to move from development stage to full operations in 2006. As the year progresses, we will evaluate how we have executed against our plans and determine what capital resources will be required to continue to fund our growth. Since we are a sales-driven company, it is anticipated that future capital will be required to support sustainable growth in revenue and that we will have additional financing sources. If there is a need for short-term financing the Company may, as it has done in the past, obtain this short-term financing from a company owned by the majority stockholder of the Company, or other sources if they are available.

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

We currently anticipate that we will continue the development of internal software and applications designed to increase our product and service delivery efficiencies. We expect these costs will increase in both absolute dollars and as a percentage of revenues in the near term as we seek to enhance our competitive position.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

Revenues

The Company did not report any revenues for the year ended December 31, 2005, this compares to $3,300 of revenue reported for the year ended December 31, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of stock based compensation expense, payroll and payroll related expenses and professional fees. For the year ended December 31, 2005 the selling, general and administrative expenses totaled $892,754, a decrease of $2,210,808 versus the year ended December 31, 2004. This decrease was mainly the result of lower stock based compensation expense, since during the year ended December 31, 2004, the Company recorded a large non-recurring expense of $2,160,530 for cheap stock.

Operating loss

The operating loss for the year ended December 31, 2005 was $892,754, compared to an operating loss of $3,100,262 for the year ended December 31, 2004. The decrease in the operating loss was as a direct result of the decrease in selling, general and administrative expenses, since the Company did not have any revenues in the periods reported.

Interest income

Interest income is earned from the Company’s cash balances that are held at various financial institutions. For the year ended December 31, 2005 the company did earned interest income of $204, compared to $747 earned in the year ended December 31, 2004.

Interest expense

For the year ended December 31, 2005, the Company had $2,327 of interest expense, compared to $2,970 for the ended December 31, 2004. This expense relates to a loan from one of the Company’s founders and interest on outstanding balances on a credit card that is used by the Company’s Chairman of the Board for business travel and entertainment expenses.

Liquidity and Capital Resources

Historically, since its inception, the Company has incurred cash operating losses relating to expenses to start and organize the Company. The Company has funded these operating losses, in large part, through the sale of common stock or the issuance of notes payable.

Net cash used by operations was $459,006 for the year ended December 31, 2005 compared to $459,026 used by operation for the year ended December 31, 2004.

The Company did not have any Accounts Receivables as of December 31, 2005 or December 31, 2004.

There were no capital expenditures during the year ended December 31, 2005 compared to $2,773 during the year ended December 31, 2004.

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

Item 7 Financial Statements

The financial statements required to be filed pursuant to this Item 7 begin on Page F-2 of this report. Such financial statements are hereby incorporated by reference into this Item 7. The Supplementary Data requirement as set forth in Item 302 of Regulation S-K is inapplicable to Gray Peaks, Inc.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officers and the Company’s Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officers and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any control and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

Item 8B Other Information

None

PART III

Item 9 Directors and Executive Officers of Registrant

The following is certain information about our directors and executive officers. Their ages are in parentheses.

Tim R. Sensenig (45) is our co-founder, and has served as Chief Executive Officer of the Company, Chairman of the Board, and a director since the inception of the Company, and changed from the position of Chief Executive Officer to Co-Chief Executive Officer of the Company on January 7, 2004. In June 1999, through New Meadows, Mr. Sensenig was co-founder and Vice Chairman of Global Logistics Technologies, sold to Oracle Corporation, November 2005, the market leader in supply chain software for transportation management. From January 2002 through February 2004, he served as the managing director of SandPoint Capital, an investment advisory company. In October 2002 through 2004, Mr. Sensenig was the founder and Managing Director of Grayhawk Capital, LLC, a global private equity firm focused on driving market synergies through industry consolidation in the telecom, wireless, software and electronic sectors, where he was responsible for overseeing and coordinating all operations. Mr. Sensenig received a Bachelor of Science degree in Marketing from Penn State University.

Bary Bertiger (59) has served as a Co-Chief Executive Officer, Secretary and as a director of our Company since January 7, 2004. Mr. Bertiger recently concluded a 30-year career at Motorola, retiring in 2002 as Senior Vice President and General Manager of Motorola’s Global Telecommunications Sector. Mr. Bertiger is also holds 14 patents relating to his service with Motorola. Mr. Bertiger is a Motorola Distinguished Innovator, and a Dan Noble Fellow. Mr. Bertiger received a Bachelor of Science degree in Electrical Engineering from Stevens Institute of Technology and a Master’s degree in Electrical Engineering from New York University.

Bernard Asher (50) is our co-founder and has served as President and Treasurer of the Company since January 7, 2004. In 2003, Mr. Asher was a co-founder and Managing Director of Grayhawk Capital, LLC, where he was responsible for sourcing and due diligence of buyout candidates. From January 2001 to December 2002, Mr. Asher was the founder and Managing Director of Tall Trees Capital, LLC, a strategic consulting firm focused on improving revenues for growth companies. In 2000, Mr. Asher held executive management positions, including President, Application Service Provider and Software Products for HotSamba, a provider of hosted business-to- business e-commerce solutions. Mr. Asher received a Bachelor of Science degree in Marketing from the University of Illinois – Champaign-Urbana.

L. Michael Shelton (47) joined Gray Peaks in 2006 in the role of Chief Operating Officer. Prior to joining Gray Peaks, Mr. Shelton served as Senior Vice President of Global Sales Operations for G-Log, a leading provider of global logistics and transportation software. He was responsible for Global Sales and International Operations. It was during his tenure at G-Log that the company experienced it’s most aggressive growth. In 2000, Mr. Shelton joined NewRoads, a leader in outsourced fulfillment and customer service solutions for companies engaged in the “last mile” of the supply chain. During his tenure at NewRoads as executive vice president of sales, marketing, and client services, the company was named to the Inc. 500 as the 36th fastest growing privately held company in the U.S. Mr. Shelton concluded a 20-year career at Ryder, System Inc. where he held various management roles including Senior Vice President of Sales, Marketing and e-Commerce. Mr. Shelton holds a BS in psychology from Western Carolina University.

Sherry May (39) has served as our Vice President of Sales since January 7, 2004. From February 2002 to January 2004, she served as Vice President, Sales and Marketing Strategy of Digital Alchemy, a database marketing relationship firm for the hospitality industry. From January 2000 to February 2002, she served as President and CEO for ScheduleMe, a scheduling software company. Prior to that, Ms. May held numerous sales and management positions for Dow Chemical’s medical markets and Abbott Laboratories’ Hospital Product Division. Ms. May received a Bachelor of Arts degree in Marketing from the University of Miami, Coral Gables, Florida.

Llew Keltner, M.D., Ph.D (56) has been a director of our Company since January 6, 2004. He founded EPISTAT, an international pharmaceutical and health care strategy company, and has served as its Chief Executive Officer since 1985. He has also served as Chief Executive Officer of MetaStat, an oncology drug development firm, since 1994. In addition, Dr. Keltner is Chairman of Light Sciences Corporation, a company developing light-activated drugs, and serves as CEO of Light Sciences Oncology, a company in late-stage development of cancer therapies. Dr. Keltner is currently on the board of directors of Infostat, Inc., a contract research organization; Oregon Life Sciences, a venture investment company focused on the biomed and biotech sectors; LKHealthnet Inc., a company acquiring healthcare network assets; Mannkind Corporation, (MNKD, NASDAQ) biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer, and Goodwell Technologies, Inc., a provider of real time-communication and collaboration services in the financial, travel and lodging, healthcare, and other industries. Dr. Keltner holds a Master’s degree in Epidemiology and Biostatistics, a Ph.D. in Biomedical Informatics, and a medical degree from Case Western Reserve University.

David C. Cairns (60) has been a director of our Company since April 12, 2004. He is currently Chairman of Prism Tech. Previously.. Mr. Cairns was CEO and a board member of Global Logistics Technologies, Inc. from April 2003 until the company’s November 2005 sale to Oracle. He is an experienced international business executive with more than thirty years of experience in managing and running large and small multinational high technology companies. He has held a variety of top management positions, including positions with Northern Telecom, Baan, Marcam and PSI Penta. From May 1999 to September 2000, Mr. Cairns was Chairman and CEO of Martlet Venture Management Ltd., an international investment company. From October 2000 to December 2002, he was a board member of Augeo Software B.V., a professional services automation software company. Mr. Cairns holds an MBA from Cranfield University (UK) and is a Fellow of the Chartered Institute of Management Accountants (UK).

Members of the Audit and Compensation Committee

Audit Committee members:

•	David C. Cairns

•	Bary Bertiger

Compensation Committee members:

•	Bary Bertiger

•	David C. Cairns

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct which applies to our principal executive and financial officers and other senior management (including our principal accounting officer, controller and persons performing similar functions). A copy of the Code of Ethics was included as an exhibit to our initial registration statement. The Company will provide a copy of its Code of Ethics to any person making a written request to the President of the Company.

Conflicts of Interest Between Management

There are no family relationships or understandings between any of the directors and executive officers of the Company. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected an executive officer.

Item 10 Executive Compensation

Management Compensation

The members of our board of directors who are not our employees are reimbursed for travel, lodging and other reasonable expenses incurred in attending board and committee meetings. Board members do not receive cash compensation for attending board and committee meetings. The table below sets out the information with respect to the compensation of the executive officers for the years 2005, 2004 and 2003. Currently, some salaries are accruing but have not yet been paid. The salaries will be paid by the Company at such time as the Company has sufficient income.

Name and Principal Positions	Fiscal Year	Total Annual Compensation Salary ($)		Annual Compensation Accrued and Unpaid		Long-Term Compensation Awards Securities Underlying Options (in shares, cumulative)	Bonus ($)		All Other Compensation
Tim R. Sensenig, Co-Chief Executive Officer, director, Chairman of the Board	2005 2004 2003	$ $ $	175,000 100,000 -0-	$ $ $	67,555 -0- -0-	200,000 200,000 -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-

Bernard Asher, President and Treasurer	2005 2004 2003	$ $ $	-0- 27,778 -0-	$ $ $	100,000 72,221 -0-	150,000 200,000 -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-

Bary Bertiger, Co-Chief Executive Officer, Secretary, director	2005 2004 2003	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	150,000 200,000 -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-

David C. Cairns, director	2005 2004 2003	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	150,000 -0- -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-

Llew Keltner, M.D., Ph.D., director	2005 2004 2003	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	20,000 -0- -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-

Sherry May, Vice President of Sales	2005 2004 2003	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	-0- 75,000 -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-

Item 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2005, certain information with respect to the beneficial ownership of voting stock by all directors and executive officers of Gray Peaks, Inc., individually and collectively as a group as well as any other shareholders who own in excess of 5% of the total fully-diluted shares that have been issued by Gray Peaks, Inc. The beneficial ownership interest is calculated assuming all outstanding stock options have been exercised:

Title of Class	Names and Address of Beneficial Owner	Amount and Nature of Ownership	Percent of Class [1]
Common Stock	Tim R. Sensenig[2] 1420 Whittington Drive Raleigh, NC 27614 (Director and Officer)	3,721,801	39.6%

Common Stock	Bary Bertiger[3] 23 Clarington Way North Barrington, IL 60010 (Director and Officer)	485,208	5.2%

Common Stock	Tall Trees Capital, LLC[4] 1308 Lake Shore Drive North Barrington, IL 60010 (Officer)	485,208	5.2%

Common Stock	David C. Cairns[5] Airleywright House Airleywright Estate by Bankfoot Pershire PH1 4AU Scotland	306,275	3.3%

Common Stock	LlewKeltner, M.D., Ph.D. [6] P.O. Box 8229 Portland, OR 97207 (Director)	111,083	1.2%

Common Stock	All Directors as a Group[7]	4,624,367	49.2%

Common Stock	All Officers as a Group[8]	4,562,009	48.5%

Common Stock	All Directors & Officers as a Group[8]	4,979,367	53.0%

Other Holders of 5% or More of the Common Stock

Common Stock	Sensenig Family Irrevocable[9] Trust dated February 3, 2004 221 NW 12th Street Gresham, OR 97030	2,102,030	22.4%

Common Stock	Investors Insurance Group, Inc.[10] 315 Willowbrook Lane West Chester, PA 19382	1,425,541	15.2%

[1]	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below. Rounded to the nearest tenth of a percent and calculated as if all options vested through December 31, 2005 have been acquired.
[2]	Mr. Sensenig is a co-founder of the Company as well as Co-Chief Executive Officer, director, and Chairman of the Board of the Company. Currently, Mr. Sensenig owns 3,580,134 shares. Pursuant to Mr. Sensenig’s Option Agreement with the Company, effective January 27, 2004, he has a right to purchase 200,000 shares at a price of $0.02 per share. The options may be exercised prior to the fifth anniversary of the date of the grant in installments for not more than the number of shares which have vested at the rate of 1/48 per month for each month of employment with the Company from January 27, 2004. As of December 31,

2005, 95,833 shares will have vested as reflected in this amount. Pursuant to Mr. Sensenig’s Option Agreement with the Company effective January 6, 2005, he has a right to purchase 200,000 shares at a price of $1.98 per share. The options may be exercised prior to the fifth anniversary of the date of the grant in installments for not more than the number of shares which have vested at the rate of 1/48 per month for each month of employment with the Company from January 6, 2005. As of December 31, 2005, 45,833 shares will have vested as reflected in this amount.

[3]	Currently Mr. Bertiger owns 355,000 shares. Pursuant to Mr. Bertiger’s Option Agreement with the Company effective January 27, 2004, he has a right to purchase 200,000 shares at a price of $0.01 per share. The options may be exercised prior to the tenth anniversary of the date of the grant in installments for not more than the number of shares which have vested at the rate of 1/48 per month for each month of employment with the Company from January 27, 2004. As of December 31, 2005, 95,833 shares will have vested as reflected in this amount. Pursuant to Mr. Bertiger’s Option Agreement with the Company effective January 6, 2005, he has a right to purchase 150,000 shares at a price of $1.80 per share. The options may be exercised prior to the tenth anniversary of the date of the grant in installments for not more than the number of shares which have vested at the rate of 1/48 per month for each month of employment with the Company from January 6, 2005. As of December 31, 2005, 34,375 shares will have vested as reflected in this amount.
[4]	Tall Trees is owned by Mr. Asher, an officer of the Company. Currently, Tall Trees owns 355,000 shares. Mr. Asher, pursuant to his Option Agreement with the Company effective January 27, 2004 has the right to purchase 200,000 shares at a price of $0.01 per share. The options may be exercised prior to the tenth anniversary of the date of the grant in installments for not more than the number of shares that have vested at the rate of 1/48 per month for each month of employment with the Company from January 27, 2004. As of December 31, 2005, 95,833 shares will have vested with Mr. Asher as reflected in this amount. Mr. Asher, pursuant to his Option Agreement with the Company effective January 6, 2005, has the right to purchase 150,000 shares at a price of $1.80 per share. The options may be exercised prior to the tenth anniversary of the date of the grant in installments for not more than the number of shares that have vested at the rate of 1/48 per month for each month of employment with the Company from January 6, 2005. As of December 31, 2005, 34,375 shares will have vested with Mr. Asher as reflected in this amount.
[5]	Mr. Cairns is a director of the Company.
[6]	Dr. Keltner is a director of the Company.
[7]	Includes all holdings and shares which may be exercised through the exercise of options by December 31, 2005 for all directors of the Company as a group: Tim R. Sensenig, Bary Bertiger, Llew Keltner, M.D., Ph.D., and David C. Cairns. This includes all directors who are also officers of the Company.
[8]	Includes all holdings and shares which may be exercised through the exercise of options by December 31, 2005 for all officers of the Company as a group: Tim R. Sensenig, Bary Bertiger, and Bernard Asher (through Tall Trees Capital, LLC). This includes all officers who are also officers of the Company.
[9]	The Sensenig Family Irrevocable Trust by and between Tim R. Sensenig, Grantor and William P. Young, Trustee U/A dated February 3, 2004 is an irrevocable trust for the benefit of Tim R. Sensenig’s children. The Trust received its shares from Tim R. Sensenig pursuant to assignment on February 4, 2004. Pursuant to the terms of the Trust, which is governed by the laws of the State of Delaware, Mr. Sensenig irrevocably relinquished all control of the shares to the Trust and can never be named as a Trustee thereunder.
[10]	Investors Insurance Group, Inc., a Florida corporation, is a reporting company under Section 13 or 15(D) of the Securities Exchange Act of 1934, and lists its shares on the OTC Bulletin Board under ticker symbol “IIGI”. IIGI, which has approximately 2,800,000 million shares outstanding, currently has no active business operation and merely holds various investments.

Item 12 Certain Relationships and Related Transactions

The Company has entered into a Consulting Agreement with Investors Insurance Group, Inc., one of the Company’s shareholders, to provide initial transfer agent services and ongoing consulting services to the Company. Such consulting services include shareholder communications, shareholder recordkeeping and distribution of shareholder reports. The Consulting Agreement commenced on January 1, 2004, and is effective for a period of three years. The Company’s annual payment under the Consulting Agreement is $5,000, payable in equal quarterly installments with the first installment due March 31, 2004. The Board of Directors of the Company has determined that the terms of this transaction were at least as favorable to the Company as would be if such a transaction was with an unrelated party.

The Company has also sold shares to one of its directors in the following private placement transaction:

Sale of 94,400 shares to David C. Cairns (director of the Company) on April 28, 2004 for an aggregate purchase price of $169,920.

During the year ended December 31, 2005, the Company received funds from a company owned by the majority shareholder in order to fund its ongoing operations totaling $135,311. As of December 31, 2005, the Company had repaid all but $15,713 of these funds.

Item 13 Exhibits

3.1	Certificate of Incorporation of Shiwana, Inc., as amended*

3.11	Amendment to Certificate of Incorporation**

3.2	Bylaws*

10.1	Material Contracts – 2004 Stock Option Plan No. 1*

10.2	Material Contracts – Option Agreements*

10.3	Material Contracts – Consulting Agreements*

10.4	Material Contracts – Employment Agreements*

23.1	Consent of McGladrey & Pullen, LLP

31.1	Certificate of Tim R. Sensenig, Co-Chief Executive Officer

31.2	Certificate of Bary Bertiger, Co-Chief Executive Officer

31.3	Certificate of Bernard Asher, Principal Financial Officer

32.1	Certificate of Tim R. Sensenig, Co-Chief Executive Officer

32.2	Certificate of Bary Bertiger, Co-Chief Executive Officer

32.3	Certificate of Bernard Asher, Principal Financial Officer

*	Incorporated by reference from registrant’s registration statement Form SB-2, Registration Statement 333-118255.
**	Incorporated by reference from registrant’s report on Form 10-QSB for the quarter ended September 30, 2005.

Item 14 Principal Accountant Fees and Services

The following table summarized the fees the Company paid for audit and nonaudit services rendered by the Company’s independent auditors, McGladrey & Pullen, LLP, during the years ended December 31, 2005 and 2004:

Service Type	2005	%	2004	%
Audit Fees (1)	97,817	77%	118,434	88%
Audit-Related Fees	—	0%	—	0%
Tax Fees (2)	22,104	17%	16,408	12%
All Other Fees (3)	6,533	5%	—	0%

Total Fees Billed	126,454	100%	134,842	100%

(1)	Consists of fees for professional services rendered in connection with the audit of the Company’s financial statements for the years ended December 31, 2005 and 2004; the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB and the Company’s SB-2 registration statement; and professional services provided in relation to the Company’s SB-2 registration statement and related amendments.
(2)	Consists of fees for professional services rendered in connection with preparation of federal and state income tax returns and assistance with tax planning.
(3)	Consists of fees for professional services rendered in connection with potential acquisitions.

Signatures

In accordance Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gray Peaks, Inc.

Date: March 31, 2006	/s/ Tim Sensenig
Tim R. Sensenig
Co-Chief Executive Officer

Date: March 31, 2006	/s/ Bary Bertiger
Bary Bertiger
Co-Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title

/s/ Tim R. Sensenig Tim R. Sensenig	Co-Chief Executive Officer and Chairman of the Board
Date: March 31, 2006

/s/ Bary Bertiger	Co-Chief Executive Officer and Director
Bary Bertiger
Date: March 31, 2006

/s/ Bernard Asher	President, Chief Financial Officer and Treasurer
Bernard Asher
Date: March 31, 2006

/s/ Llew Keltner, MD, Ph.D.	Director
Llew Keltner, MD, Ph.D.
Date: March 31, 2006

/s/ David C. Cairns	Director
David C. Cairns
Date: March 31, 2006

Independent Registered Public Accounting Firm

To the Board of Directors

Gray Peaks, Inc.

Schaumburg, Illinois

We have audited the accompanying balance sheet of Gray Peaks, Inc. (a development stage enterprise formerly known as Shiwana, Inc.) as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004 and the period from November 25, 2003 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gray Peaks, Inc. (a development stage enterprise) as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and the period from November 25, 2003 (inception) through December 31, 2005, in conformity with U.S generally accepted accounting principles.

As discussed in the notes to the financial statements, the Company has not commenced any operations other than matters related to general corporate structure and will not commence operations until 2006.

McGladrey & Pullen LLP

Schaumburg, Illinois

March 31, 2006

Gray Peaks, Inc.

(A Development Stage Enterprise)

Balance Sheet

December 31, 2005

Assets
Current Assets
Cash	$161,605
Marketable equity securities	109,830
Prepaid expenses and other current assets	—

Total current assets	271,435

Equipment, net	1,387

Total assets	$272,822

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Accounts payable	$57,053
Notes payable	15,713
Accrued expenses	322,129

Total current liabilities	394,895

Stockholders’ (Deficit)
Common stock, no par value, 20,000,000 shares authorized; 8,905,105 shares issued and outstanding	89,051
Less note receivable and accrued interest arising from the sale of common stock	(10,488)
Additional paid-in capital	4,495,112
Deferred stock-based compensation	(704,534)
Deficit accumulated during the development stage	(3,991,214)

Total stockholders’ (deficit)	(122,073)

Total liabilities and stockholders’ (deficit)	$272,822

See notes to financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

Statement of Operations During the Development Stage

For the years ended December 31, 2005 and December 31, 2004 and for the period from November 25, 2003 (inception) through December 31, 2005

	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from November 25, 2003 (inception) to December 31, 2005
Revenues	$—	$3,300	$3,300

Development stage, operating expenses:
Selling, general and administrative:
Stock-Based compensation expense	327,329	2,438,108	2,765,437
Professional Services	169,304	327,513	509,709
Payroll and payroll related expenses	323,803	231,905	555,708
Travel and entertainment expenses	31,438	69,983	101,421
Offices expenses	39,160	26,985	66,145
Other	1,720	9,068	10,788

	892,754	3,103,562	4,009,208

Operating (loss)	(892,754)	(3,100,262)	(4,005,908)

Nonoperating income:
Gain on sale of short-term investments	—	17,680	17,680
Interest Income	204	747	960
Interest Expense	(2,327)	(2,970)	(5,297)
Unrealized Gain on marketable equity securities	1,351	—	1,351

	(772)	15,457	14,694
Net (loss) accumulated during the development stage	$(893,526)	$(3,084,805)	$(3,991,214)

Net (loss) per share, basic and diluted	$(0.10)	$(0.37)	$(0.47)

Weighted average shares outstanding, basic and diluted	8,682,743	8,382,117	8,464,559

See notes to financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

Statement of Cash Flows

Years ended December 31, 2005 and 2004 and for the

Period from November 25, 2003 (inception) through December 31, 2005

	December 31, 2005	December 31, 2004	Period from November 25, 2003 (inception) to December 31, 2005
Cash Flows From Operating Activities
Net Loss accumulated during the development stage	$(893,526)	$(3,084,805)	$(3,991,214)

Adjustments to reconcile net loss to net cash used in operating activities,
Gain on sale of equity securities	—	(17,680)	(17,680)
Depreciation expense	924	462	1,386
Amortization of deferred stock-based compensation	327,329	2,438,108	2,765,437

Changes in assets and liabilities:
(Decrease) in prepaid expenses	44,696	1,653	—
Increase in marketable equity securities	(109,830)	—	(109,830)
(Decrease) Increase in accounts payable	(30,372)	82,881	57,053
Increase in accrued expenses	201,773	120,355	322,129

Net cash used in operating activities	(459,006)	(459,026)	(972,719)
Cash Flows From Investing Activities
Purchase of equipment	—	(2,773)	(2,773)
Principal payments on notes receivable	2,500	15,484	17,984
Purchase of equity securities	—	(56,590)	(56,590)
Proceeds from sale of equity securities	—	74,270	74,270

Net cash provided by investing activities	2,500	30,391	32,891

Cash Flows From Financing Activities
Proceeds from sale of common stock,	601,200	425,520	1,085,720
Proceeds from the issuance of notes payable	15,713	(33,696)	26,713
Payments on notes payable	—	(11,000)	(11,000)

Net cash provided by financing activities	616,913	380,824	1,101,433

Net increase in cash and cash equivalents	160,407	(47,811)	161,605

Cash and cash equivalents at beginning of period	1,198	49,009	—

Cash and cash equivalents at end of period	$161,605	$1,198	$161,605

Supplemental Disclosure of Noncash Financing Activities
Issuance of common stock for note receivable	$—	$12,070	$26,820
Interest added to note receivable	538	1,039	1,653

See notes to financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

Statement of Changes in Stockholders’ Equity (Deficit)

Years ended December 31, 2005 and 2004 and

Period from November 25, 2003 (inception) through December 31, 2005

	Common Stock		Notes Receivable	Additional Paid-In Capital	Deferred Stock-Based Compensation	(Deficit) Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, November 25, 2003	—	$—	$—	$—	$—	$—	$—
Issuance of common stock on November 25, 2003, for cash	5,702,164	57,022	—	1,978	—	—	59,000
Issuance of common stock on November 25, 2003, for a note receivable	1,425,541	14,255	(14,750)	495	—	—	—
Interest on notes receivable	—	—	(75)	75	—	—	—
Net loss	—	—	—	—	—	(12,883)	(12,883)

Balance, December 31, 2003	7,127,705	$71,277	$(14,825)	$2,548	$—	$(12,883)	$46,117

Issuance of common stock on February 4, 2004, for notes receivable	1,207,000	12,070	(12,070)	2,160,530	—	—	2,160,530
Issuance of common stock on April 28, 2004, for cash	236,400	2,364		423,156	—	—	425,520
Interest on notes receivable	—	—	(1,039)	1,039	—	—	—
Payments on notes receivable	—	—	15,484	—	—	—	15,484
Deferred Stock-based compensation	—	—	—	1,211,380	(1,211,380)	—	—
Stock-based compensation	—	—	—	—	277,578	—	277,578
Net loss	—	—	—	—		(3,084,805)	(3,084,805)

Balance, December 31, 2004	8,571,105	$85,711	$(12,450)	$3,798,653	$(933,802)	$(3,097,688)	$(159,576)
Issuance of common stock on September 1, 2005, for cash	334,000	3,340	—	597,860	—	—	601,200
Interest on notes receivable	—	—	(538)	538	—	—	—
Payments on notes receivable	—	—	2,500	—	—	—	2,500
Deferred Stock-based compensation	—	—	—	98,061	(98,061)	—	—
Stock-based compensation	—	—	—	—	327,329	—	327,329
Net loss	—	—	—	—		(893,526)	(893,526)

Balance, December 31, 2005	8,905,105	$89,051	$(10,488)	$4,495,112	$(704,534)	$(3,991,214)	$(122,073)

See notes to financial statements.

GRAY PEAKS, INC., INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Shiwana, Inc. was formed on November 25, 2003 (“inception”), under the laws of the State of Delaware. On September 16, 2005, the Company changed its name from Shiwana, Inc. to Gray Peaks, Inc. The business of the Company is to provide sales execution solutions and related services that help businesses improve their sales effectiveness, increase marketing efficiency, and increase revenues. The Company does this through customer relationship management solutions for companies of various sizes. The Company is currently in the development stage and expects to commence operations during 2006.

Significant accounting policies are as follows:

Accounting estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition: The Company will recognize revenue from subscription services as earned. Subscription services will be billed for the entire amount of the subscription, deferred at the time of billing and amortized into revenue on a monthly basis over the term of the subscription, generally twelve months or less. Revenue from non-subscription services provided to customers, such as on-demand services, will be recognized when the services are performed. Revenue from deliverable content consulting contracts will be recognized on a proportional performance basis for longer-term projects where sufficient information relating to project status and other supporting documentation is available. Otherwise, such services are recognized as revenue after completion of the services.

Marketable equity securities: The Company accounts for marketable equity securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its investment in marketable equity securities as trading securities. In accordance with SFAS 115, trading securities are carried at fair value with unrealized gains and losses included in income.

Equipment: Equipment is stated at cost and depreciated over its estimated useful life (three years) using the straight-line method.

Income taxes: Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109), requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also provided for carryforwards for income tax purposes. In addition, the amount of any future tax benefits is reduced by a valuation allowance to the extent such benefits are not expected to be realized.

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

			November 25, 2003
	Year Ended December 31, 2005	Year Ended December 31, 2004	(inception) to December 31, 2005
Net Loss, as reported	$(893,526)	$(3,084,805)	$(3,991,214)

Add: Stock based employee compensation expense included in reported net loss	327,000	278,000	605,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(600,000)	(278,000)	(878,000)

Pro forma net loss	$(1,166,526)	$(3,084,805)	$(4,264,214)

Net (loss) per shares, basic and diluted	$(0.13)	$(0.37)	$(0.50)

Weighted average shares outstanding, basic and diluted	8,682,743	8,382,117	8,464,559

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

Earnings per share (EPS): For purposes of calculating weighted-average shares outstanding, 8,682,743, 8,382,117, 8,464,559 common shares are assumed to be outstanding for the twelve months ending December 31, 2005, for the twelve months ending December 31, 2004 and for the period from Inception to December 31, 2005, respectively.

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued. For the twelve months ending December 31, 2005, for the twelve months ending December 31, 2004 and for the period from Inception to December 31, 2005, the Company’s basic and fully diluted earnings per share are the same since the conversion of the Company’s stock options would be antidilutive.

Recently issued Accounting Pronouncements: The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment. SFAS 123(R) is a replacement of SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The effect of the standard will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

The Company will be required to apply Statement 123(R) as of the beginning of its quarterly reporting period that begins January 1, 2006.

SFAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value-based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of the final Statement. Under the modified retrospective method of transition, an entity would recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with Statement No. 123. The Company will elect the modified prospective transition method. Under this method, the Company expects to recognize approximately $273,000 in additional expense in 2006, related to unvested employee options issued and outstanding on December 31, 2005.

Note 2. Shareholder Transactions

On November 25, 2003, two investors made initial contributions for 1,000 shares of common stock in the Company. Cash of $59,000 was received for 800 shares from one stockholder and a note receivable in the amount of $14,750 was received for 200 shares from the other stockholder. The shares received by each stockholder were retroactively increased for financial statement presentation by the stock split discussed below.

On January 6, 2004, the Company declared a stock split whereby each share of outstanding common stock would be exchanged for 7,127.705 shares of newly issued common stock. Concurrent with this stock split, the Company amended its articles of incorporation to authorize 20,000,000 shares of common stock to be outstanding. The financial statements have been retroactively restated to show the effect of this stock split.

Note 3. Operations and Management’s Plans

Substantially all of operations from November 25, 2003 (inception) through December 31, 2005, were involved with organizing the Company.

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

If there is a need for short-term financing, the Company may, as it has done in the past, obtain this short-term financing from a company owned by the majority stockholders of the Company, or from other sources, if they are available.

Management believes existing cash, potential loan transactions or equity loans, and cash flows from operations will be sufficient to meet operating requirements for the next 12 months. In the event additional financing becomes necessary, management may choose to raise those funds through other forms of financing as appropriate.

Note 4. Marketable Equity Securities

The Company’s aggregate carrying amount of investments at December 31, 2005 consists of the following:

2005
Marketable equity securities at fair value (cost of $108,479 in 2005)	$109,830

Note 5. Income Taxes

A reconciliation of income taxes computed at the statutory federal income tax rate is as follows:

			November 25, 2003
	Year Ended	Year Ended	(inception) to
	December 31, 2005	December 31, 2004	December 31, 2005
Income tax credit at the statutory rate	$(304,000)	$(1,049,000)	$(1,357,000)

Increase (decrease) resulting from:
State income taxes, net of federal tax benefit	(42,000)	(147,000)	(190,000)
Nondeductible expenses	127,000	946,000	1,073,000

Increase in valuation allowance	219,000	250,000	474,000

	$—	$—	$—

The Company has a deferred tax asset for start-up expenses in the amount of $474,000 and $225,000 at December 31, 2005 and 2004, respectively. This amount has been reduced by a valuation allowance of $474,000 and $225,000 at December 31, 2005 and 2004, respectively, since the realization of this asset is currently unknown.

Note 6. Stock Options

The Company has established the 2004 Stock Option Plan (the “2004 Plan”) for employees, officers, directors and consultants or advisors to the Company under which the Board of Directors may grant incentive stock options and non-qualified stock options. Incentive stock options may be granted with exercise prices at the fair value of the common stock or at an amount greater than the fair value of the common stock, at the time of the grant, as determined by the Board of Directors. Generally, incentive stock options vest monthly over a 4-

year period. In certain circumstances, at the discretion of the Board of Directors, options may be granted with a vesting schedule of other than four years. Non-qualified stock options generally have the same vesting period as incentive stock options. The stock options are exercisable over a period of ten years from the date of grant.

The Board has reserved 1,781,926 shares of common stock for the 2004 Plan of which 1,000,000 shares have been designated Incentive Stock Options Shares.

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at November 25, 2003 (inception) and December 31, 2003	—	$—
Granted at fair value	—	$—
Granted at below fair value	675,000	$0.0130
Exercised	—	$—
Cancelled	—	$—

Outstanding at December 31, 2004	675,000	$0.0130
Granted at fair value	730,000	$1.8493
Granted at below fair value	—	$—
Exercised	—	$—
Cancelled	—	$—

Outstanding at December 31, 2005	1,405,000	$0.9671

Options exercisable on December 31, 2005 and 2004 were 490,726 and 154,686 and had a weighted average exercise price of $0.64 and $0.0130, respectively.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$0.01	475,000	8.02	$0.01	227,603	$0.01
$0.02	200,000	8.02	$0.02	95,833	$0.02
$1.80	530,000	9.02	$1.80	121,457	$1.80
$1.98	200,000	9.02	$1.98	45,833	$1.98

	1,405,000	8.54	$0.97	490,726	$0.64

Note 7. Stock-Based Compensation

On January 27, 2004, the Company granted 675,000 options to purchase shares of common stock to employees at a weighted-average exercise price of $0.013 per share. Since these options were granted at an exercise price below fair value of $1.80 per share, the Company recorded deferred stock-based compensation expense of $1,211,380 using the intrinsic value method. The Company is amortizing the deferred stock-based compensation over the vesting period of the options, which is four years. The Company recognized stock-based compensation expense of $302,812 and $277,578 for the years ended December 31, 2005 and 2004, respectively.

On February 4, 2004, the Company issued 1,207,000 shares of common stock in exchange for cash totaling $12,070. Since these shares were issued at a price below fair value of $1.80 per share, the Company recognized stock-based compensation expense of $2,160,530 using the intrinsic value method.

On January 6, 2005, the Company issued 60,000 options to purchase shares of common stock to 3 non-employees at a price of $1.80 per share. The Company determined the fair value of these options were $1.63 per share, based on the Black-Scholes option pricing model. The Company recorded deferred stock-based compensation expense of $98,601, and the Company is amortizing the deferred stock-based compensation over the vesting period of the options, which is four years. The Company recognized stock-based compensation expense of $24,517 for the year ended December 31, 2005.

Note 8. Related Party Transactions

On January 6, 2004, the Company entered into a consulting agreement with the 20 percent stockholder to provide transfer agent and other consulting services for a period of three years. The Company is to pay $5,000 each year due in quarterly installments beginning on March 31, 2004. Total expense under this consulting arrangement was $5,000 for each of the years ended December 31, 2005 and 2004.

On January 6, 2004, the Company entered into an $11,000 note payable agreement with a Company owned by the majority stockholder. The note payable is due including interest at 5% in quarterly installments beginning on March 31, 2004, and is unsecured. The Company repaid the note payable during the year ended December 31, 2004.

During the year ended December 31, 2005, the Company received funds in the form of a note payable from a company owned by the majority shareholder in order to fund its ongoing operations totaling $135,311. As of December 31, 2005, the Company had repaid all but $15,713 of these funds. The note payable is unsecured and has a stated interest rate of 5%. The note payable is due on demand.

Note 9. Commitments

The Company has entered into Employment Agreements with certain key employees. With respect to the Company’s Employment Agreement with the Co-Chief Executive Officer and Chairman, the Company will be required to make a lump sum payment totaling $5,000,000 to the Co-Chief Executive Officer and Chairman in the event of termination of their respective Employment Agreements by the Company without cause (or constructive termination by the Company without cause), or due to the death or disability of the Co-Chief Executive Officer or Chairman. With respect to the Company’s Employment Agreement with the Company’s President, the Company will be required to make a lump sum payment totaling $1,000,000 in the event of termination of such Employment Agreement by the Company without cause (or constructive termination by the Company without cause) or due to the death or disability of the President.