Form 10QSB
period 2006-03-31
Gray Peaks, Inc.
filed 2006-05-15
CIK 1295702

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☒    NO  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

Common Stock, $.01 Par Value - shares outstanding 8,905,105 as of May 1, 2006

Transitional Small Business Disclosure Format (check one):

YES  ☐    NO  ☒

FORM 10-QSB

GRAY PEAKS, INC.

CONTENT

PART I. FINANCIAL INFORMATION
Page
Item 1. Financial Statements
Cautionary Statement Regarding Forward Looking Statements	3

Unaudited Balance Sheets – as of March 31, 2006 and December 31, 2005	4

Unaudited Statements of Operations – Three months ended March 31, 2006 and March 31, 2005 and for the period from November 25, 2003 (Inception) through March 31, 2006	5

Unaudited Statements of Cash Flows – Three months ended March 31, 2006 and March 31, 2005 and for the period from November 25, 2003 (Inception) through March 31, 2006	6

Unaudited Statements of changes in stockholders’ equity (deficit) – Three months ended March 31, 2006 and for the period from November 25, 2003 (Inception) through March 31, 2006	7

Notes to Unaudited Condensed Financial Statements	8-11

Item 2. Management’s Discussion and Analysis	12

Item 3. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 6. Exhibits	15

Signatures	16

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

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Balance Sheets

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
Assets
Current Assets
Cash	$104,123	$161,605
Marketable equity securities	—	109,830
Prepaid expenses and other current assets	—	—

Total current assets	104,123	271,435
Equipment, net	3,341	1,387

Total assets	$107,464	$272,822

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$63,794	$57,053
Notes payable	5,907	15,713
Accrued expenses	330,183	322,129

Total current liabilities	399,884	394,895

Stockholders’ Equity (Deficit)
Common stock, no par value, 20,000,000 shares authorized; 8,905,105 shares issued and outstanding	89,051	89,051
Less note receivable and accrued interest arising from the sale of common stock	(10,618)	(10,488)
Additional paid-in capital	4,013,119	4,495,112
Deferred stock-based compensation	—	(704,534)
Deficit accumulated during the development stage	(4,383,972)	(3,991,214)

Total stockholders’ equity (deficit)	(292,420)	(122,073)

Total liabilities and stockholders’ equity (deficit)	$107,464	$272,822

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Statements of Operations During the Development Stage

Three months ended March 31, 2006 and March 31, 2005 and for the period from November 25, 2003 (Inception) through March 31, 2006

	Three months ended		Period from November 25, 2003 (Inception) to March 31, 2006
	March 31, 2006	March 31, 2005
Revenues	$—	$—	$3,300
Development stage, operating expenses:
Selling, general and administrative:
Stock-Based compensation expense	222,411	81,832	2,987,848
Professional Services	32,661	35,534	542,370
Payroll and payroll related expenses	110,791	81,486	666,500
Travel and entertainment expenses	11,995	7,192	113,416
Offices expenses	8,983	4,064	75,128
Other	11,265	742	22,053

	398,106	210,850	4,407,315

Operating (loss)	(398,106)	(210,850)	(4,404,015)
Nonoperating income:
Gain on sale of short-term investments	6,044	—	25,075
Interest Income	—	—	960
Interest Expense	(696)	(927)	(5,992)

	5,348	(927)	20,043
Net (loss) accumulated during the development stage	$(392,758)	$(211,777)	$(4,383,972)

Net (loss) per share, basic and diluted	$(0.04)	$(0.02)	$(0.52)

Weighted average shares outstanding, basic and diluted	8,905,105	8,571,105	8,510,770

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Statements of Cash Flows

Three months ended March 31, 2006 and March 31, 2005 and for the

Period from November 25, 2003 (Inception) through March 31, 2006

	Three months ended		Period from November 25, 2003 (Inception) to March 31, 2006
	March 31, 2006	March 31, 2005
Cash Flows From Operating Activities
Net Loss accumulated during the development stage	$(392,758)	$(211,777)	$(4,383,972)
Adjustments to reconcile net loss to net cash used in operating activities,
Gain on sale of equity securities	(6,044)	—	(23,724)
Depreciation expense	360	231	1,746
Amortization of deferred stock-based compensation	222,411	81,832	2,987,848
Changes in assets and liabilities:
Increase in accounts payable	6,741	1,707	63,794
Increase in accrued expenses	8,054	46,430	330,183

Net cash used in operating activities	(161,236)	(81,577)	(1,024,125)
Cash Flows From Investing Activities
Decrease in advances to stockholder	—	44,696	—
Purchase of equipment	(2,314)	—	(5,087)
Proceeds from notes receivable	—	—	17,984
Purchase of equity securities	(315,118)	—	(371,708)
Proceeds from sale of equity securities	430,992	—	395,432

Net cash provided by investing activities	113,560	44,696	36,621
Cash Flows From Financing Activities
Proceeds from sale of common stock,	—	—	1,085,720
Proceeds from the issuance of notes payable	194	39,512	26,907
Payments on notes payable	(10,000)	—	(21,000)

Net cash provided (used) by financing activities	(9,806)	39,512	1,091,627

Net increase (decrease) in cash and cash equivalents	(57,482)	2,631	104,123

Cash and cash equivalents at beginning of period	161,605	1,198	—

Cash and cash equivalents at end of period	$104,123	$3,829	$104,123

Supplemental Disclosure of Noncash Financing Activities
Issuance of common stock for note receivable	$—	$—	$26,820
Interest added to note receivable	130	127	1,783

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

Three months ended March 31, 2006 and

Period from November 25, 2003 (Inception) through March 31, 2006

	Common Stock		Notes Receivable	Additional Paid-In Capital	Deferred Stock-Based Compensation	(Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, November 25, 2003	—	$—	$—	$—	$—	$—	$—
Issuance of common stock on November 25, 2003, for cash	5,702,164	57,022	—	1,978	—	—	59,000
Issuance of common stock on November 25, 2003, for a note receivable	1,425,541	14,255	(14,750)	495	—	—	—
Interest on notes receivable	—	—	(75)	75	—	—	—
Net loss	—	—	—	—	—	(12,883)	(12,883)

Balance, December 31, 2003	7,127,705	$71,277	$(14,825)	$2,548	$—	$(12,883)	$46,117
Issuance of common stock on February 4, 2004, for notes receivable	1,207,000	12,070	(12,070)	2,160,530	—	—	2,160,530
Issuance of common stock on April 28, 2004, for cash	236,400	2,364		423,156	—	—	425,520
Interest on notes receivable	—	—	(1,039)	1,039	—	—	—
Payments on notes receivable	—	—	15,484	—	—	—	15,484
Deferred Stock-based compensation	—	—	—	1,211,380	(1,211,380)	—	—
Stock-based compensation	—	—	—	—	277,578	—	277,578
Net loss	—	—	—	—		(3,084,805)	(3,084,805)

Balance, December 31, 2004	8,571,105	$85,711	$(12,450)	$3,798,653	$(933,802)	$(3,097,688)	$(159,576)
Issuance of common stock on September 1, 2005, for cash	334,000	3,340	—	597,860	—	—	601,200
Interest on notes receivable	—	—	(538)	538	—	—	—
Payments on notes receivable	—	—	2,500	—	—	—	2,500
Deferred Stock-based compensation	—	—	—	98,061	(98,061)	—	—
Stock-based compensation	—	—	—	—	327,329	—	327,329
Net loss	—	—	—	—		(893,526)	(893,526)

Balance, December 31, 2005	8,905,105	$89,051	$(10,488)	$4,495,112	$(704,534)	$(3,991,214)	$(122,073)
Effect of adoption of SFAS 123(R)	—	—	—	(704,534)	704,534	—	—
Interest on notes receivable	—	—	(130)	130	—	—	—
Stock-based compensation	—	—	—	222,411	—	—	222,411
Net loss	—	—	—	—		(392,758)	(392,758)

Balance, March 31, 2006 (unaudited)	8,905,105	$89,051	$(10,618)	$4,013,119	$—	$(4,383,972)	$(292,420)

See notes to unaudited condensed financial statements.

GRAY PEAKS, INC., INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Shiwana, Inc. was formed on November 25, 2003 (“Inception”), under the laws of the State of Delaware. On September 16, 2005, the Company changed its name from Shiwana, Inc. to Gray Peaks, Inc. The business of the Company is to provide sales execution solutions and related services that help businesses improve their sales effectiveness, increase marketing efficiency, and increase revenues. The Company does this through customer relationship management solutions for companies of various sizes. The Company is currently in the development stage and expects to commence active operations during 2006.

Basis of presentation: The accompanying March 31, 2006, financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles for interim financial information.

Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected in future years. These Condensed Financial Statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2005 as presented in our Annual Report on Form 10-KSB.

Significant accounting policies are as follows:

Earnings per share (EPS): Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued. For the three months ending March 31, 2006, for the three months ending March 31, 2005 and for the period from Inception to March 31, 2006, the Company’s basic and fully diluted earnings per share are the same since the conversion of the Company’s stock options would be antidilutive. The Company’s potential dilutive shares were 362,991 and 195,000 for the three months ended March 31, 2006 and 2005, respectively.

Note 2. Share-Based Compensation

Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R requires us to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS 123R, we utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under intrinsic-value based method of accounting, compensation expense for stock options granted to our employees was measured as the excess of the fair value of the Company’s common stock at the grant date over the amount the employee must pay for the stock.

We adopted SFAS 123R in the first quarter of 2006 using the modified prospective approach. Under this transition method, the measurement and our method of amortization of costs for share-based payments granted prior to, but not vested as of, January 1, 2006, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS 123 pro forma disclosure. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after the date of adoption, we will amortize share-based compensation expense on a straight-line basis over the vesting term.

Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized based on estimated forfeitures.

The charge associated with share-based compensation expense recognized in Statement of Operations in the three months ended March 31, 2006 was $222,411.

The following table shows the effect on net income for three months ended March 31, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”:

	Three Months Ended March 31, 2005	Period from Inception (November 25, 2003) to March 31, 2005
Net loss, as reported	$(211,777)	$(3,309,465)
Add: Stock based employee compensation expense included in reported net loss	—	—
Deduct: Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards	(68,332)	(68,332)

Pro Forma Net Loss	$(280,109)	$(3,377,797)

Net (loss) per share, basic and diluted	$(0.03)	$(0.41)

Weighted average shares outstanding, basic and diluted	8,571,105	8,322,473

As of March 31, 2006, there was approximately $2,731,259 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for options granted during the three months ended March 31, 2006 and March 31, 2005:

	2006	2005
Risk-free interest rate	4.3%	4.1%
Expected term (in years)	10.0	10.0
Expected volatility	100%	100%
Expected dividend yield	0.0%	0.0%

Estimated fair value per option granted	$1.63	$1.63

The expected term of the options represents the estimated period of time until exercise. Since the Company does not have any history of cancellation of any options, the full term for the option grants has been used. The expected volatility is assumed to 100%, since there has been no activity in the Company’s securities. The risk-free interest rate is based on the 10 year U.S. Treasury note.

On January 6, 2006, the Company issued 707,628 options to purchase shares of common stock to 8 people at a price of $1.80 and $1.98 per share. The Company will expense this share-based compensation over the vesting period of the options, which is four years.

Stock Options:

The following table summarizes the Company’s option activity during the period ending March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Instrinsic Value
Outstanding at December 31, 2005	1,405,000	$0.9671
Granted at fair value	707,628	$1.8356
Granted at below fair value	—	$—
Exercised	—	$—
Cancelled	—	$—

Outstanding at March 31, 2006	2,112,628	$1.2580	8.8	$1,206,250

Exercisable at March 31, 2006	608,021	$0.7444	8.2	$1,206,250

The aggregate intrinsic value in the table above is before taxes and based on a stock price of $1.80 per share.

Note 3. Marketable Equity Securities

During the three months ended March 31, 2006 the Company sold marketable equity securities that resulted in a realized gain of $6,044.

Note 4. Related Party Transactions

On January 6, 2004, the Company entered into a consulting agreement with a stockholder to provide transfer agent and other consulting services for a period of three years. The Company is to pay $5,000 each year due in quarterly installments beginning on March 31, 2004.

During the year ended December 31, 2005, the Company received funds, in the form of a note payable, from a company owned by the majority shareholder in order to fund its ongoing operations totaling $135,311. As of December 31, 2005, the Company had repaid all but $15,713 of these funds. In the three months ending March 31, 2006, the Company repaid all of the remaining balance of these funds except for $5,907. The note payable is unsecured and has a stated interest rate of 5%. The note payable is due on demand.

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

Note 6. Subsequent Events

On May 4, 2006, the Company common stock was listed for trading on the Nasdaq bulletin board or so-called “pink sheets” under the trading symbol GRPK. To date, no shares have been traded and therefore, no open market price has been established for the Company’s securities.

Item 2. Management’s Discussion and Analysis

Plan of operation:

Our plans are to move from development stage to full operations during the second quarter of 2006. We anticipate having the capital resources available to support the Company running on a breakeven basis by June of 2007. As the year progresses, we will evaluate how we have executed against our plans and determine what capital resources will be required to continue to fund our growth. Since we are a sales-driven company, it is anticipated that future capital will be required to support sustainable growth in revenue and we will have alternative financing sources. If there is a need for short-term financing the Company may, as it has done in the past, obtain this short-term financing from a company owned by the majority stockholder of the Company, or other sources if they are available.

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

We currently anticipate that we will spend $50,000 in the next 12 months for the acquisition and development of internal software and applications designed to increase our product and service delivery efficiencies. We expect these costs will increase in both absolute dollars and as a percentage of revenues in the near term as we seek to enhance our competitive position. Most of our research and innovation expenses related to the development of our proprietary on-demand services will occur in 2006.

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

Revenues

The Company did not report any revenues during the three months ended March 31, 2006 or March 31, 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of stock based compensation expense, payroll and payroll related expenses and professional fees. For the three months ended March 31, 2006 the selling, general and administrative expenses totaled $398,106, an increase of $187,257 versus the three months ended March 31, 2005. This increase was mainly the result of higher stock based compensation, as a result of, as previously mentioned, the Company’s adoption of FAS 123(R).

Operating loss

The operating loss for the three months ended March 31, 2006 was $398,106, compared to an operating loss of $210,849 for the three months ended March 31, 2005. The increase in the operating loss was as a direct result of the increase in selling, general and administrative expenses, since the Company did not have any revenues in the periods reported.

Gain on sale of short-term investments

During the three months ending March 31, 2006, the Company reported a one-time gain on the sale of short-term investments of $6,044, this compares no reported gain or loss on the sale of short-term investments in the three months ended March 31, 2005.

Interest expense

For the three months ending March 31, 2006, the Company had $696 of interest expense, compared to $927 for the three months ended March 31, 2005. This expense relates to a loan from one of the Company’s founders and, in 2005, interest on outstanding balances on a credit card that is used by the Company’s Chairman of the Board for business travel and entertainment expenses.

Liquidity and Capital Resources

Historically, since its inception, the Company has incurred cash operating losses relating to expenses to start and organize the Company. The Company has funded these operating losses, in large part, through the sale of common stock or the issuance of notes payable.

Net cash used by operations was $52,757 for the three months ended March 31, 2006 compared to $36,881 used by operation for the three months ended March 31, 2005.

The Company did not have any Accounts Receivables as of March 31, 2006 or March 31, 2005.

There were capital expenditures of $2,314 during the three months ended March 31, 2006 compared to $0 during the three months ended March 31, 2005.

If the Company is unable to raise adequate financing, the Company may be required to modify its current strategic growth plans.

Substantially all of operations from inception on November 25, 2003 through March 31, 2006, were involved with organizing the Company.

During 2004, the Company raised $425,520 through additional funding sources as it began to package its suite of services and marketing collateral materials. The Company also began to invest in sales and product support for the services it will deliver.

On July 27, 2005, the Company’s SB-2 filing became effective with the Security and Exchange Commission (“SEC”).

In September 2005, the Company raised an additional $601,200 from the sale of 334,000 shares its common stock to an investor.

Management is currently planning final purchases of computer equipment and software to run its service infrastructure. The capital expenditures associated with these plans are estimated to be $50,000.

If there is a need for short-term financing, the Company may, as it has done in the past, obtain this short-term financing from a company owned by the majority stockholder of the Company, or other sources if they are available.

Management believes existing cash, marketable securities, proceeds from the potential sale of additional common stock discussed above, and cash flows from operations will be sufficient to meet operating requirements for the next 12 months. In the event additional financing becomes necessary, management may choose to raise those funds through other forms of financing as appropriate.

Inflation

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased selling, general and administrative expenses. Historically, the Company has absorbed increased costs and expenses without increasing selling prices.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officers and the Company’s Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officers and the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any control and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

Item 6. Exhibits

3.1	Certificate of Incorporation of Shiwana, Inc., as amended**

3.2	Bylaws*

10.1	Material Contracts – 2004 Stock Option Plan No. 1*

10.2	Material Contracts – Option Agreements*

10.3	Material Contracts – Consulting Agreements*

10.4	Material Contracts – Employment Agreements*

31.1	Certificate of Tim R. Sensenig, Co-Chief Executive Officer

31.2	Certificate of Bary Bertiger, Co-Chief Executive Officer

31.3	Certificate of Bernard Asher, President, Chief Financial Officer and Treasurer

32.1	Certificate of Tim R. Sensenig, Co-Chief Executive Officer

32.2	Certificate of Bary Bertiger, Co-Chief Executive Officer

32.3	Certificate of Bernard Asher, President, Chief Financial Officer and Treasurer

*	Incorporated by reference from registrant’s registration statement Form SB-2, Registration Statement No. 333-118255.
**	Incorporated by reference from registrant’s registration statement Form SB-2, Registration Statement No. 333-118255 and Exhibit 3.11 of registrant’s report on Form 10-QSB for the quarter ended September 30, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gray Peaks, Inc.

Date: May 15, 2006	/s/ Tim Sensenig
Tim R. Sensenig
Co-Chief Executive Officer

Date: May 15, 2006	/s/ Bary Bertiger
Bary Bertiger
Co-Chief Executive Officer

Date: May 15, 2006	/s/ Bernard Asher
Bernard Asher
President, Chief Financial Officer and Treasurer