Form 10QSB
period 2006-06-30
Gray Peaks, Inc.
filed 2006-08-15
CIK 1295702

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(Issuer’s Telephone Number)

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

Common Stock, $.01 Par Value - shares outstanding 8,942,605 as of August 1, 2006

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

FORM 10-QSB

GRAY PEAKS, INC.

CONTENT

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cautionary Statement Regarding Forward Looking Statements	3

Unaudited Balance Sheets - as of June 30, 2006 and December 30, 2005	4

Unaudited Statements of Operations - Three and six months ended June 30, 2006 and June 30, 2005 and for the period from November 25, 2003 (Inception) through June 30, 2006	5

Unaudited Statements of Cash Flows - Six months ended June 30, 2006 and June 30, 2005 and for the period from November 25, 2003 (Inception) through June 30, 2006	6

Unaudited Statements of Changes in Stockholders’ Equity (Deficit) – Six months ended June 30, 2006 and for the period from November 25, 2003 (Inception) through June 30, 2006	7

Notes to Unaudited Condensed Consolidated Financial Statements	8-11

Item 2. Management’s Discussion and Analysis	11

PART II. OTHER INFORMATION	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Controls and Procedures	15

Item 6. Exhibits	16

Signatures	17

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

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Balance Sheets

June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
Assets
Current Assets
Cash	$90,914	$161,605
Marketable equity securities	1,120	109,830

Total current assets	92,034	271,435
Equipment, net	2,917	1,387

Total assets	$94,951	$272,822

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$93,271	$57,053
Notes payable	7,438	15,713
Accrued expenses	437,611	322,129

Total current liabilities	538,320	394,895

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value, 20,000,000 shares authorized; 8,942,605 and 8,905,105 shares issued and outstanding, respectively	89,426	89,051
Less note receivable and accrued interest arising from the sale of common stock	(10,729)	(10,488)
Additional paid-in capital	4,310,266	4,495,112
Deferred stock-based compensation	—	(704,534)
Deficit accumulated during the development stage	(4,832,332)	(3,991,214)

Total stockholders’ equity (deficit)	(443,369)	(122,073)

Total liabilities and stockholders’ equity (deficit)	$94,951	$272,822

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Statement of Operations During the Development Stage

Three and six months ended June 30, 2006 and June 30, 2005 and for the period from November 25, 2003 (Inception) through June 30, 2006

					Period from November 25, 2003 (Inception) to June 30, 2006
	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues	$—	$—	$—	$—	$3,300

Development stage, operating expenses:
Selling, general and administrative:
Stock-Based compensation expense	222,411	81,832	444,822	163,664	3,210,259
Professional Services	78,428	63,371	111,089	98,906	620,798
Payroll and payroll related expenses	127,200	79,160	237,991	160,646	793,700
Travel and entertainment expenses	11,089	5,920	23,084	13,112	124,505
Offices expenses	7,547	15,782	16,530	19,846	82,675
Other	1,247	320	12,512	1,061	23,300

	447,922	246,385	846,028	457,235	4,855,237

Operating (loss)	(447,922)	(246,385)	(846,028)	(457,235)	(4,851,937)

Nonoperating income:
Gain on sale of short-term investments	—	—	6,044	—	25,075
Unrealized loss on marketable equity securities	(364)	—	(364)	—	(364)
Interest Income	—	17	—	17	960
Interest Expense	(74)	(515)	(770)	(1,442)	(6,066)

	(438)	(498)	4,910	(1,425)	19,605
Net (loss) accumulated during the development stage	$(448,360)	$(246,883)	$(841,118)	$(458,660)	$(4,832,332)

Net (loss) per share, basic and diluted	$(0.05)	$(0.03)	$(0.09)	$(0.05)	$(0.57)

Weighted average shares outstanding, basic and diluted	8,905,517	8,571,105	8,905,312	8,571,105	8,548,622

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Statements of Cash Flows

Six months ended June 30, 2006 and June 30, 2005 and for the

Period from November 25, 2003 (Inception) through June 30, 2006

	Six months ended		Period from November 25, 2003 (Inception) to June 30, 2006
	June 30, 2006	June 30, 2005
Cash Flows From Operating Activities
Net loss accumulated during the development stage	$(841,118)	$(458,660)	$(4,832,332)

Adjustments to reconcile net loss to net cash used in operating activities,
Gain on sale of equity securities	(5,680)	—	(23,360)
Depreciation expense	784	462	2,170
Amortization of deferred stock-based compensation	444,822	163,664	3,210,259

Changes in assets and liabilities:
Decrease in prepaid expenses	—	44,696	—
Increase in accounts payable	36,218	55,588	93,271
Increase in accrued expenses	115,482	146,590	437,611

Net cash used in operating activities	(249,492)	(47,660)	(1,112,381)

Cash Flows From Investing Activities
Purchase of equipment	(2,314)	—	(5,087)
Proceeds from notes receivable	—	—	17,984
Purchase of equity securities	(316,602)	—	(373,192)
Proceeds from sale of equity securities	430,992	—	395,432

Net cash provided by investing activities	112,076	—	35,137

Cash Flows From Financing Activities
Proceeds from sale of common stock,	75,000	—	1,160,720
Proceeds from the issuance of notes payable	1,725	49,006	28,438
Payments on notes payable	(10,000)	—	(21,000)

Net cash provided by financing activities	66,725	49,006	1,168,158

Net (decrease) increase in cash and cash equivalents	(70,691)	1,346	90,914

Cash and cash equivalents at beginning of period	161,605	1,198	—

Cash and cash equivalents at end of period	$90,914	$2,544	$90,914

Supplemental Disclosure of Noncash Financing Activities
Issuance of common stock for note receivable	$—	$—	$26,820
Interest added to note receivable	241	157	2,024

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

Six months ended June 30, 2006 and

Period from November 25, 2003 (Inception) through June 30, 2006

			Notes Receivable	Additional Paid-In Capital	Deferred Stock-Based Compensation	(Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Balance, November 25, 2003	—	$—	$—	$—	$—	$—	$—
Issuance of common stock on November 25, 2003, for cash	5,702,164	57,022	—	1,978	—	—	59,000
Issuance of common stock on November 25, 2003, for a note receivable	1,425,541	14,255	(14,750)	495	—	—	—
Interest on notes receivable	—	—	(75)	75	—	—	—
Net loss	—	—	—	—	—	(12,883)	(12,883)

Balance, December 31, 2003	7,127,705	$71,277	$(14,825)	$2,548	$—	$(12,883)	$46,117

Issuance of common stock on February 4, 2004, for notes receivable	1,207,000	12,070	(12,070)	2,160,530	—	—	2,160,530
Issuance of common stock on April 28, 2004, for cash	236,400	2,364	—	423,156	—	—	425,520
Interest on notes receivable	—	—	(1,039)	1,039	—	—	—
Payments on notes receivable	—	—	15,484	—	—	—	15,484
Deferred Stock-based compensation	—	—	—	1,211,380	(1,211,380)	—	—
Stock-based compensation	—	—	—	—	277,578	—	277,578
Net loss	—	—	—	—	—	(3,084,805)	(3,084,805)

Balance, December 31, 2004	8,571,105	$85,711	$(12,450)	$3,798,653	$(933,802)	$(3,097,688)	$(159,576)

Issuance of common stock on September 1, 2005, for cash	334,000	3,340	—	597,860	—	—	601,200
Interest on notes receivable	—	—	(538)	538	—	—	—
Payments on notes receivable	—	—	2,500	—	—	—	2,500
Deferred Stock-based compensation	—	—	—	98,061	(98,061)	—	—
Stock-based compensation	—	—	—	—	327,329	—	327,329
Net loss	—	—	—	—	—	(893,526)	(893,526)

Balance, December 31, 2005	8,905,105	$89,051	$(10,488)	$4,495,112	$(704,534)	$(3,991,214)	$(122,073)

Issuance of common stock on June 30, 2006, for cash	37,500	375	—	74,625	—	—	75,000
Effect of adoption of SFAS 123(R)	—	—	—	(704,534)	704,534	—	—
Interest on notes receivable	—	—	(241)	241	—	—	—
Stock-based compensation	—	—	—	444,822	—	—	444,822
Net loss	—	—	—	—	—	(841,118)	(841,118)

Balance, June 30, 2006 (unaudited)	8,942,605	$89,426	$(10,729)	$4,310,266	$—	$(4,832,332)	$(443,369)

See notes to unaudited condensed financial statements.

GRAY PEAKS, INC., INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: The Company was formed on November 25, 2003 (“Inception”), under the laws of the State of Delaware. The business of the Company is to provide sales execution solutions and related services that help businesses improve their sales effectiveness, increase marketing efficiency, and increase revenues. The Company does this through customer relationship management solutions for companies of various sizes. In addition, the Company is looking to offer a wireless fleet intelligence solution. This solution would allow fleets to track and monitor their assets and also provide vehicle and driver communications that would allow for real-time driver performance. The Company is currently in the development stage and expects to commence active operations during 2006.

Basis of presentation: The accompanying June 30, 2006 financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flow for the periods presented in conformity with generally accepted accounting principles for interim financial information.

Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected in future years. These Condensed Financial Statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2005 as presented in our Annual Report on Form 10-KSB.

Significant accounting policies are as follows:

Earnings per share (EPS): Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued. For the three and six months ending June 30, 2006, for the three and six months ending June 30, 2005 and for the period from Inception to June 30, 2006, the Company’s basic and fully diluted earnings per share are the same since the conversion of the Company’s stock options would be antidilutive. The Company’s potential dilutive shares were 783,788 and 670,139 for the three and six months ended June 30, 2006 and 2005, respectively.

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

We adopted SFAS 123R in the first quarter of 2006 using the modified prospective approach. Under this transition method, the measurement and our method of amortization of costs for share-based payments granted prior to, but not vested as of January 1, 2006, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS 123 pro forma disclosure. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after the date of adoption, we will amortize share-based compensation expense on a straight-line basis over the vesting term.

Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized based on estimated forfeitures.

The charge associated with share-based compensation expense recognized in Statement of Operations in the three and six months ended June 30, 2006 was $222,411 and $444,812, respectively.

The following table shows the effect on net income for three and six months ended June 30, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Period from Inception (November 25, 2003) to June 30, 2005
Net loss, as reported	$(246,883)	$(458,660)	$(3,556,348)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	82,000	164,000	441,000
Deduct: Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for All Awards, net of related tax effects	(150,000)	(301,000)	(578,000)

Pro forma net loss	$(314,883)	$(595,660)	$(3,693,348)

Net (loss) per share, basic and diluted	$(0.04)	$(0.07)	$(0.44)

Weighted average shares outstanding, basic and diluted	8,571,105	8,571,105	8,361,216

As of June 30, 2006, there was approximately $2,508,848 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for options granted during the six months ended June 30, 2006 and 2005:

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

Stock Options:

The following table summarizes the Company’s option activity during the period ending June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Instrinsic Value
Outstanding at December 31, 2005	1,405,000	$0.9671

Granted at fair value	707,628	$1.8356
Exercised	—	$—
Cancelled	—	$—

Outstanding at June 30, 2006	2,112,628	$1.2580	8.5	$1,567,576

Exercisable at June 30, 2006	740,057	$0.8360	8.1	$861,410

The aggregate intrinsic value in the table above is before taxes and based on a stock price of $2.00 per share.

Note 3. Marketable Equity Securities

During the three and six months ended June 30, 2006, the Company sold marketable equity securities that resulted in a realized gain of $0 and $6,044, respectively.

Note 4. Related Party Transactions

On January 6, 2004, the Company entered into a consulting agreement with a stockholder to provide transfer agent and other consulting services for a period of three years. The Company is to pay $5,000 each year due in quarterly installments beginning on March 31, 2004.

During the year ended December 31, 2005, the Company received funds, in the form of a note payable, from a company owned by the majority shareholder in order to fund its ongoing operations totaling $135,311. As of December 31, 2005, the Company had repaid all but $15,713 of these funds. During the six months ending June 30, 2006, the Company repaid all of the remaining balance of these funds except for $7,438. The note payable is unsecured and has a stated interest rate of 5%. The note payable is due on demand.

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

Note 6. New Accounting Pronouncement:

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 developed a two-step process to evaluate a tax position and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Management has not yet determined the impact that adoption will have on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis

Plan of operation:

Our plans are to move to full operations by the fourth quarter of 2006. We anticipate having the capital resources available to support the Company and expect to run the business on a breakeven basis by the first half of 2007. As the year progresses, we will determine what capital resources will be required to continue to fund our growth. It is anticipated that future capital will be required to support sustainable growth in revenue, and we will have alternative financing sources. If there is a need for short-term financing the Company may, as it has done in the past, obtain this short-term financing from a company owned by the majority stockholder of the Company, or other sources if they are available.

During the past six months we have been evaluating other market opportunities for recurring, monthly subscription revenues. We have identified several market sectors which could benefit substantially from services that can also improve worker productivity, customer service, improve asset utilization, increase security and increase corporate return on investment. Specifically, we are considering how to leverage our management team’s expertise in wireless communications, transportation and sales execution by expanding into the wireless transportation application service business. We believe transportation fleets and enterprises are concerned with the productivity of mobile workers and utilization of their fixed and mobile assets as well as the security of each. Providing wireless fleet transportation services in the form of mobile workforce solutions, vehicle and driver communications, and asset tracking and monitoring, could provide a strong and sustaining value proposition.

It has been suggested there could be a $6 billion global commercial telematics market by 2008. Our research indicates there is likely to be significant growth in wireless services provided to transportation fleets with less than 1000 vehicles, remote assets, and mobile workforces. There is currently no critical mass in this global market sector and current competitors seem to lack sufficient capital to become a global leader in this market. While some individual companies have leadership positions on their own continents, the lack of a strong technology/telematics platform and of mobile applications have been obstacles to success outside their home market. The Company is evaluating whether to become involved in this market and if so, how to be accomplish this, including how to best fund the acquisition of the relevant technology. If the Company does decided to enter this market, there can be no guarantee that it will be successful or that it can achieve any particular level of profitability.

RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

Revenues

The Company did not report any revenues during the three months ended June 30, 2006 or June 30, 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses consist mainly of stock based compensation expense, payroll and payroll related expenses and professional fees. For the three months ended June 30, 2006 the selling, general and administrative expenses totaled $447,922, an increase of $201,537 versus the three months ended June 30, 2005. This increase was mainly the result of higher stock based compensation, as a result of, as previously mentioned, the Company’s adoption of FAS 123(R).

Operating loss

The operating loss for the three months ended June 30, 2006 was $447,922, compared to an operating loss of $246,385 for the three months ended June 30, 2005. The increase in the operating loss was as a direct result of the increase in selling, general and administrative expenses, which was mainly the result of higher stock based compensation, as a result of, as previously mentioned, the Company’s adoption of FAS 123(R).since the Company did not have any revenues in the periods reported.

Unrealized loss on marketable equity securities

During the three months ending June 30, 2006, the Company reported an unrealized loss on marketable equity securities that it held of $364, this compares to no unrealized gain or loss on marketable equity securities in the three months ended June 30, 2005.

Interest expense

For the three months ending June 30, 2006, the Company had $74 of interest expense, compared to $515 for the three months ended June 30, 2005. This expense relates to a loan from one of the Company’s founders and, in 2005, interest on outstanding balances on a credit card that is used by the Company’s Chairman of the Board for business travel and entertainment expenses.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

Revenues

The Company did not report any revenues during the six months ended June 30, 2006 or June 30, 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses consist mainly of stock based compensation expense, payroll and payroll related expenses and professional fees. For the six months ended June 30, 2006 the selling, general and administrative expenses totaled $846,028, an increase of $388,793 versus the six months ended June 30, 2005. This increase was mainly the result of higher stock based compensation, as a result of, as previously mentioned, the Company’s adoption of FAS 123(R).

Operating loss

The operating loss for the six months ended June 30, 2006 was $846,028, compared to an operating loss of $457,235 for the six months ended June 30, 2005. The increase in the operating loss was as a direct result of the increase in selling, general and administrative expenses, which was mainly the result of higher stock based compensation, as a result of, as previously mentioned, the Company’s adoption of FAS 123(R).since the Company did not have any revenues in the periods reported.

Gain on sale of short-term investments

During the six months ending June 30, 2006, the Company reported a one-time gain on the sale of short-term investments of $6,044, this compares to no reported gain or loss on the sale of short-term investments in the six months ended June 30, 2005.

Unrealized loss on marketable equity securities

During the six months ending June 30, 2006, the Company reported an unrealized loss on marketable equity securities that it held of $364, this compares to no unrealized gain or loss on marketable equity securities in the six months ended June 30, 2005.

Interest expense

For the six months ending June 30, 2006, the Company had $770 of interest expense, compared to $1,442 for the six months ended June 30, 2005. This expense relates to a loan from one of the Company’s founders and, in 2005, interest on outstanding balances on a credit card that is used by the Company’s Chairman of the Board for business travel and entertainment expenses.

Liquidity and Capital Resources

Historically, since its inception, the Company has incurred cash operating losses relating to expenses to start and organize the Company. The Company has funded these operating losses, in large part, through the sale of common stock or the issuance of notes payable.

Net cash used by operations was $249,492 for the six months ended June 30, 2006 compared to $47,660 provided by operations for the six months ended June 30, 2005.

The Company did not have any Accounts Receivable as of June 30, 2006 or June 30, 2005.

There were capital expenditures of $2,314 during the six months ended June 30, 2006 compared to $0 during the six months ended June 30, 2005.

If the Company is unable to raise adequate financing, the Company may be required to modify its current strategic growth plans.

Substantially all of the operations of the Company from inception on November 25, 2003 through June 30, 2006, related to organizing the Company.

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

On June 30, 2006, the Company raised an additional $75,000 from the sale of 37,500 shares of its common stock to an investor.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) On June 30, 2006, the Company sold 37,500 shares of its common stock.

(b) The shares were sold to a single private investor. There was no underwriter.

(c) The total offering price was $75,000. There was no underwriting discount or commission paid in connection with the sale.

(d) The shares were sold pursuant to Rule 506 under Regulation D. The shares were sold to one accredited investor, as that term is defined in Regulation D, and there was no public offering.

(e) Not Applicable.

(f) Not Applicable.

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

Gray Peaks, Inc.

Date: August 15, 2006	/s/ Tim Sensenig
Tim R. Sensenig
Co-Chief Executive Officer

Date: August 15, 2006	/s/ Bary Bertiger
Bary Bertiger
Co-Chief Executive Officer

Date: August 15, 2006	/s/ Bernard Asher
Bernard Asher
President, Chief Financial Officer and Treasurer