Form 10QSB
period 2006-09-30
Gray Peaks, Inc.
filed 2006-11-20
CIK 1295702

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________

Commission File Number 000-51978

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes  ☐.    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:

Common Stock, $.01 Par Value - shares outstanding 9,032,605 as of November 1, 2006

Transitional Small Business Disclosure Format (check one):

YES  ☐    NO  ☒

FORM 10-QSB

GRAY PEAKS, INC.

CONTENT

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cautionary Statement Regarding Forward Looking Statements	3

Unaudited Balance Sheets - as of September 30, 2006 and December 30, 2005	4

Unaudited Statements of Operations - Three and nine months ended September 30, 2006 and September 30, 2005 and for the period from November 25, 2003 (Inception) through September 30, 2006	5

Unaudited Statements of Cash Flows - Nine months ended September 30, 2006 and September 30, 2005 and for the period from November 25, 2003 (Inception) through September 30, 2006	6

Unaudited Statements of Changes in Stockholders’ Equity (Deficit) – Nine months ended September 30, 2006 and for the period from November 25, 2003 (Inception) through September 30, 2006	7

Notes to Unaudited Condensed Consolidated Financial Statements	8-11

Item 2. Management’s Discussion and Analysis	12

Item 3. Controls and Procedures	14

PART II. OTHER INFORMATION	15

Item 6. Exhibits	15

Signatures	16

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

PART 1 FINANCIAL INFORMATION

Item1.	Financial Statements

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Balance Sheets

September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
Assets
Current Assets
Cash	$3,061	$161,605
Marketable equity securities	1,151	109,830
Prepaid expenses and other current assets	—	—

Total current assets	4,212	271,435
Equipment, net	2,493	1,387

Total assets	$6,705	$272,822

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$225,174	$57,053
Notes payable	—	15,713
Accrued expenses	594,813	322,129

Total current liabilities	819,987	394,895

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value, 20,000,000 shares authorized; 8,942,605 and 8,905,105 shares issued and outstanding, respectively	89,426	89,051
Less note receivable and accrued interest arising from the sale of common stock	(10,842)	(10,488)
Additional paid-in capital	4,543,049	4,495,112
Deferred stock-based compensation	—	(704,534)
Deficit accumulated during the development stage	(5,434,915)	(3,991,214)

Total stockholders’ equity (deficit)	(813,282)	(122,073)

Total liabilities and stockholders’ equity (deficit)	$6,705	$272,822

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Statement of Operations During the Development Stage

Three and nine months ended September 30, 2006 and September 30, 2005 and for the period from November 25, 2003 (Inception) through September 30, 2006

	Three months ended		Nine months ended		Period from November 25, 2003 (Inception) to Sept 30, 2006
	Sept 30, 2006	Sept 30, 2005	Sept 30, 2006	Sept 30, 2005
Revenues	$—	$—	$—	$—	$3,300
Development stage, operating expenses:
Selling, general and administrative:
Stock-Based compensation expense	232,670	81,832	677,492	245,496	3,442,929
Professional Services	202,309	11,493	313,398	110,398	823,107
Payroll and payroll related expenses	124,494	84,564	362,485	245,210	918,194
Travel and entertainment expenses	26,871	10,070	49,955	23,182	151,376
Offices expenses	11,927	7,246	28,457	27,091	94,602
Other	4,343	387	16,855	1,450	27,643

	602,614	195,592	1,448,642	652,827	5,457,851

Operating loss	(602,614)	(195,592)	(1,448,642)	(652,827)	(5,454,551)
Nonoperating income:
Realized and unrealized gain (loss) on marketable equity securities	31	—	5,711	—	24,742
Interest Income	—	—	—	17	960
Interest Expense	—	(691)	(770)	(2,134)	(6,066)

	31	(691)	4,941	(2,117)	19,636
Net loss accumulated during the development stage	$(602,583)	$(196,283)	$(1,443,701)	$(654,944)	$(5,434,915)

Net loss per share, basic and diluted	$(0.07)	$(0.02)	$(0.16)	$(0.08)	$(0.63)

Weighted average shares outstanding, basic and diluted	8,942,605	8,680,018	8,917,880	8,607,808	8,583,441

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Statements of Cash Flows

Nine months ended September 30, 2006 and September 30, 2005 and for the

Period from November 25, 2003 (Inception) through September 30, 2006

	Nine months ended		Period from November 25, 2003 (Inception) to September 30, 2006
	September 30, 2006	September 30, 2005
Cash Flows From Operating Activities
Net loss accumulated during the development stage	$(1,443,701)	$(654,944)	$(5,434,915)
Adjustments to reconcile net loss to net cash used in operating activities,
Gain on sale of equity securities	(5,711)	—	(23,391)
Depreciation expense	1,208	693	2,594
Amortization of deferred stock-based compensation	677,492	245,496	3,442,929
Changes in assets and liabilities:
Decrease in prepaid expenses	—	44,696	—
Increase (decrease) in marketable securities	114,390	—	22,240
Increase (decrease) in accounts payable	168,121	(20,516)	225,174
Increase in accrued expenses	272,684	193,544	594,813

Net cash used in operating activities	(214,977)	(191,031)	(1,170,556)
Cash Flows From Investing Activities
Decrease in advances to stockholder	—	—	—
Purchase of equipment	(2,314)	—	(5,087)
Proceeds from notes receivable	—	2,500	17,984

Net cash (used in) provided by investing activities	(2,314)	2,500	12,897
Cash Flows From Financing Activities
Proceeds from sale of common stock	75,000	601,200	1,160,720
Proceeds from borrowings on notes payable	37,437	15,344	64,150
Payments on notes payable	(53,150)	—	(64,150)

Net cash provided by financing activities	59,287	616,544	1,160,720

Net (decrease) increase in cash and cash equivalents	(158,004)	428,013	3,061
Cash and cash equivalents at beginning of period	161,605	1,198	—

Cash and cash equivalents at end of period	$3,601	$429,211	$3,061

Supplemental Disclosure of Noncash Financing Activities
Issuance of common stock for note receivable	$—	$—	$26,820
Interest added to note receivable	354	426	2,137

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

Nine months ended September 30, 2006 and

Period from November 25, 2003 (Inception) through September 30, 2006

	Common Stock		Notes Receivable	Additional Paid-In Capital	Deferred Stock-Based Compensation	(Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, November 25, 2003	—	$—	$—	$—	$—	$—	$—
Issuance of common stock on November 25, 2003, for cash	5,702,164	57,022	—	1,978	—	—	59,000
Issuance of common stock on November 25, 2003, for a note receivable	1,425,541	14,255	(14,750)	495	—	—	—
Interest on notes receivable	—	—	(75)	75	—	—	—
Net loss	—	—	—	—	—	(12,883)	(12,883)

Balance, December 31, 2003	7,127,705	$71,277	$(14,825)	$2,548	$—	$(12,883)	$46,117
Issuance of common stock on February 4, 2004, for notes receivable	1,207,000	12,070	(12,070)	2,160,530	—	—	2,160,530
Issuance of common stock on April 28, 2004, for cash	236,400	2,364		423,156	—	—	425,520
Interest on notes receivable	—	—	(1,039)	1,039	—	—	—
Payments on notes receivable	—	—	15,484	—	—	—	15,484
Deferred Stock-based compensation	—	—	—	1,211,380	(1,211,380)	—	—
Stock-based compensation	—	—	—	—	277,578	—	277,578
Net loss	—	—	—	—	—	(3,084,805)	(3,084,805)

Balance, December 31, 2004	8,571,105	$85,711	$(12,450)	$3,798,653	$(933,802)	$(3,097,688)	$(159,576)
Issuance of common stock on September 1, 2005, for cash	334,000	3,340	—	597,860	—	—	601,200
Interest on notes receivable	—	—	(538)	538	—	—	—
Payments on notes receivable	—	—	2,500	—	—	—	2,500
Deferred Stock-based compensation	—	—	—	98,061	(98,061)	—	—
Stock-based compensation	—	—	—	—	327,329	—	327,329
Net loss	—	—	—	—	—	(893,526)	(893,526)

Balance, December 31, 2005	8,905,105	$89,051	$(10,488)	$4,495,112	$(704,534)	$(3,991,214)	$(122,073)
Issuance of common stock on June 30, 2006, for cash	37,500	375	—	74,625	—	—	75,000
Effect of adoption of SFAS 123(R)	—	—	—	(704,534)	704,534	—	—
Interest on notes receivable	—	—	(354)	354	—	—	—
Stock-based compensation	—	—	—	677,492	—	—	677,492
Net loss	—	—	—	—	—	(1,443,701)	(1,443,701)

Balance, September 30, 2006 (unaudited)	8,942,605	$89,426	$(10,842)	$4,543,049	$—	$(5,434,915)	$(813,282)

See notes to unaudited condensed financial statements.

GRAY PEAKS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: The Company was formed on November 25, 2003 (“Inception”), under the laws of the State of Delaware. The business of the Company has been to provide sales execution solutions and related services that help businesses improve their sales effectiveness, increase marketing efficiency, and increase revenues. The Company does this through customer relationship management solutions for companies of various sizes. However, the Company is actively considering producing a wireless fleet intelligence solution product. This solution would allow fleets to track and monitor their assets and also provide vehicle and driver communications that would allow for real-time tracking of driver performance. The Company is currently in the development stage and expects to commence active operations during 2007.

Basis of presentation: The accompanying September 30, 2006 financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flow for the periods presented in conformity with generally accepted accounting principles for interim financial information.

Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected in future years. These Condensed Financial Statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2005 as presented in our Annual Report on Form 10-KSB.

Significant accounting policies are as follows:

Earnings per share (EPS): Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued. For the three and nine months ending September 30, 2006, for the three and nine months ending September 30, 2005 and for the period from Inception to September 30, 2006, the Company’s basic and fully diluted earnings per share are the same since the conversion of the Company’s stock options would be antidilutive. The Company’s potential dilutive shares were 783,788 and 670,139 for the three and nine months ended September 30, 2006 and 2005, respectively.

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

The charge associated with share-based compensation expense recognized in Statement of Operations in the three and nine months ended September 30, 2006 was $232,670 and $677,492, respectively.

The following table shows the effect on net income for three and nine months ended September 30, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”:

	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2005	Period from Inception (November 25, 2003) to Sept. 30, 2005
Net loss, as reported	$(196,283)	$(654,944)	$(3,752,632)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	82,000	246,000	523,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(150,000)	(451,000)	(728,000)

Pro forma net loss	$(264,283)	$(859,944)	$(3,957,632)

Net loss per share, basic and diluted	$(0.03)	$(0.10)	$(0.47)

Weighted average shares outstanding, basic and diluted	8,680,018	8,607,808	8,404,603

As of September 30, 2006, there was approximately $2,445,448 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The table below outlines the weighted average assumptions for options granted during the three and nine months ended September 30, 2006 and 2005:

	2006		2005
	Three	Nine	Three	Nine
Risk-free interest rate	5.0%	4.4%	4.1%	4.1%
Expected term (in years)	10.0	10.0	10.0	10.0
Expected volatility	100%	100%	100%	100%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Estimated fair value per option granted	$1.82	$1.66	$1.63	$1.63

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

On July 5, 2006, the Company issued 90,000 options to purchase shares of common stock to 2 people at a price of $2.00 per share. The Company will expense this share-based compensation over the vesting period of the options, which is four years.

Stock Options:

The following table summarizes the Company’s option activity during the period ending September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Instrinsic Value
Outstanding at December 31, 2005	1,405,000	$0.9671
Granted at fair value	797,628	$1.8542
Exercised	—	$—
Cancelled	—	$—

Outstanding at September 30, 2006	2,202,628	$1.2883	8.3	$1,567,576

Exercisable at September 30, 2006	875,850	$0.9046	7.9	$959,385

The aggregate intrinsic value in the table above is before taxes and based on a stock price of $2.00 per share.

Note 3. Marketable Equity Securities

During the three and nine months ended September 30, 2006, the Company sold marketable equity securities that resulted in a realized gain of $0 and $6,044, respectively. The Company did not have realized gains or losses for the three and nine months ended September 30, 2005.

Note 4. Related Party Transactions

On January 6, 2004, the Company entered into a consulting agreement with a stockholder to provide transfer agent and other consulting services for a period of three years. The Company is to pay $5,000 each year due in quarterly installments beginning on March 31, 2004.

During the year ended December 31, 2005, the Company received funds, in the form of a note payable, from a company owned by the majority shareholder in order to fund its ongoing operations totaling $135,311. As of December 31, 2005, the Company had repaid all but $15,713 of these funds. During the nine months ending September 30, 2006, the Company repaid all of the remaining balance of these funds.

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

Note 6. New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The requirements of SFAS 157 are effective for the Company’s fiscal year ending December 31, 2008. The Company does not believe the adoption of SFAS 157 will have a material effect on its financial statements.

Item 2.	Management’s Discussion and Analysis

Plan of operation:

Our plans are to move to full operations by the second quarter of 2007. We anticipate having the capital resources available to support the Company and expect to run the business on a breakeven basis by the second half of 2007. As the year progresses, we will determine what capital resources will be required to continue to fund our growth. It is anticipated that future capital will be required to support sustainable growth in revenue, and we will have alternative financing sources. If there is a need for short-term financing the Company may, as it has done in the past, obtain this short-term financing from a company owned by the majority stockholder of the Company, or other sources if they are available.

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

It has been suggested there could be a $6 billion global commercial telematics market by 2008. Our research indicates there is likely to be significant growth in wireless services provided to transportation fleets with less than 1000 vehicles, remote assets, and mobile workforces. There is currently no critical mass in this global market sector and current competitors seem to lack sufficient capital to become a global leader in this market. While some individual companies have leadership positions on their own continents, the lack of a strong technology/telematics platform and of mobile applications have been obstacles to success outside their home market. The Company is evaluating how to enter this market, including how to best fund the acquisition of the relevant technology. If the Company does decided to enter this market, there can be no guarantee that it will be successful or that it can achieve any particular level of profitability.

RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

The Company did not report any revenues during the three months ended September 30, 2006 or September 30, 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses consist mainly of stock based compensation expense, payroll and payroll related expenses and professional fees. For the three months ended September 30, 2006 the selling, general and administrative expenses totaled $602,614, an increase of $407,022 versus the three months ended September 30, 2005. This increase was mainly the result of higher stock based compensation, as a result of, as previously mentioned, the Company’s adoption of FAS 123(R), and higher professional fees as a result of the company exploring repositioning strategy.

Operating loss

The operating loss for the three months ended September 30, 2006 was $602,614, compared to an operating loss of $195,592 for the three months ended September 30, 2005. The increase in the operating loss was as a direct result of the increase in selling, general and administrative expenses, which was mainly the result of higher stock based compensation, and higher professional fees as previously mentioned since the Company did not have any revenues in the periods reported.

Unrealized loss on marketable equity securities

During the three months ending September 30, 2006, the Company reported an unrealized gain on marketable equity securities that it held of $31, this compares to no unrealized gain or loss on marketable equity securities in the three months ended September 30, 2005.

Interest expense

For the three months ending September 30, 2006, the Company did not have any interest expense, compared to $691 for the three months ended September 30, 2005. This expense relates to a loan from one of the Company’s founders and, in 2005, interest on outstanding balances on a credit card that is used by the Company’s Chairman of the Board for business travel and entertainment expenses.

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

The Company did not report any revenues during the nine months ended September 30, 2006 or September 30, 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses consist mainly of stock based compensation expense, payroll and payroll related expenses and professional fees. For the nine months ended September 30, 2006 the selling, general and administrative expenses totaled $1,488,642, an increase of $795,815 versus the nine months ended September 30, 2005. This increase was mainly the result of higher stock based compensation, as a result of, as previously mentioned, the Company’s adoption of FAS 123(R), and higher professional fees as a result of the company exploring repositioning strategy.

Operating loss

The operating loss for the nine months ended September 30, 2006 was $1,488,642, compared to an operating loss of $652,827 for the nine months ended September 30, 2005. The increase in the operating loss was as a direct result of the increase in selling, general and administrative expenses, which was mainly the result of higher stock based compensation, and higher professional fees as previously mentioned since the Company did not have any revenues in the periods reported.

Gain on sale of short-term investments

During the nine months ending September 30, 2006, the Company reported a one-time gain on the sale of short-term investments of $6,044, this compares to no reported gain or loss on the sale of short-term investments in the nine months ended September 30, 2005.

Unrealized loss on marketable equity securities

During the nine months ending September 30, 2006, the Company reported an unrealized loss on marketable equity securities that it held of $333, this compares to no unrealized gain or loss on marketable equity securities in the nine months ended September 30, 2005.

Interest expense

For the nine months ending September 30, 2006, the Company had $770 of interest expense, compared to $2,134 for the nine months ended September 30, 2005. This expense relates to a loan from one of the Company’s founders and, in 2005, interest on outstanding balances on a credit card that is used by the Company’s Chairman of the Board for business travel and entertainment expenses.

Liquidity and Capital Resources

Historically, since its inception, the Company has incurred cash operating losses relating to expenses to start and organize the Company. The Company has funded these operating losses, in large part, through the sale of common stock or the issuance of notes payable.

Net cash used by operations was $214,977 for the nine months ended September 30, 2006 compared to $191,031 used by operations for the nine months ended September 30, 2005.

The Company did not have any Accounts Receivable as of September 30, 2006 or September 30, 2005.

There were capital expenditures of $2,314 during the nine months ended September 30, 2006 compared to $0 during the nine months ended September 30, 2005.

If the Company is unable to raise adequate financing, the Company may be required to modify its current strategic growth plans.

Substantially all of the operations of the Company from inception on November 25, 2003 through September 30, 2006, related to organizing the Company.

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

PART II—OTHER INFORMATION

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

Gray Peaks, Inc.

Date: November 20, 2006	/s/ Tim Sensenig
Tim R. Sensenig
Co-Chief Executive Officer

Date: November 20, 2006	/s/ Bary Bertiger
Bary Bertiger
Co-Chief Executive Officer

Date: November 20, 2006	/s/ Bernard Asher
Bernard Asher
President, Chief Financial Officer and Treasurer