Form 10KSB
period 2006-12-31
Gray Peaks, Inc.
filed 2007-08-06
CIK 1295702

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission file number 000-51978

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

Total revenue for the year ended December 31, 2006 was $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days was $1,356,600.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date was 8,942,605 at July 17, 2007.

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

Summary of Company’s Business and Background.

The Company was formed on November 25, 2003 (“Inception”), under the laws of the State of Delaware. The business of the Company is developing wireless fleet intelligence and asset tracking solution products. These solutions would allow fleets to track and monitor their assets and also provide vehicle and driver communications that would allow for real-time tracking of driver performance. The Company is currently in the development stage and expects to commence active operations during 2007.

Ultimately, the Company intends to expand its business offerings and become a leading provider of global wireless business solutions and emergency call centers.

Generally, we intend to design, develop and deliver custom mobile solutions that leverage proven wireless technologies and networks to address business and security needs. We plan on serving blue chip businesses around the world, helping them plan, deploy and manage enterprise-wide wireless solutions that will help lower costs, enhance operational efficiency, improve service quality and track assets.

Through wireless fleet management solutions and services, Gray Peaks intends to improve the operations of vehicle and equipment fleets through more efficient asset utilization, enhancing employee productivity and streamlining of business processes. For shippers and carriers of sensitive or high value cargo, we intend to help increase load security and reduce risk with our configurable alert system and discreet alarm button. Fleet Managers can set geo-fences for alerts triggered when a vehicle enters restricted areas. In addition, Gray Peak’s intends to provide emergency call centers that will provided 24/7 responses to these alert notifications by assisting fleet managers to verify and evaluate an event for necessary action.

Competition

Our current principal competitors include:

•	Peoplenet, Qualcomm, Trimble’s @Road division, Navtrak and Xata

We believe the principal competitive factors in our market include the following:

•	Speed and time-to-results and return on investment;

•	Low initial device cost and reliable wireless connectivity;

•	Low total cost of ownership and demonstrable cost-effective benefits for customers;

•	Ease of integration with existing databases;

•	Vendor reputation; and

•	Financial stability of the vendor.

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

Research and Development

Our research and development efforts to date have been focused on understanding the true need of global customers, and testing competitive wireless device solutions to develop our long-term wireless device and application services strategy. None of our research and development expenses over the last 3 years have been paid for by our customers.

Employees

As of December 31, 2006, Gray Peaks, Inc. employed four full-time employees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good. The Company currently anticipates hiring six to ten employees in the next 12 months once it has completed its proposed acquisitions, along with outside contractors, if needed.

Environmental

We have not incurred any significant costs related to compliance with the environmental laws in the history of the Company.

Intellectual Property

We have applied for an industry patent related to the passive tracking of shipping containers connected to a wireless tracking device. At this time we do not own any patents, registered trademarks or other intellectual property which are material to our business.

Item 2	Description of Property

Our executive offices and principal office for domestic marketing, sales and development is located at 1320 Tower Road, Schaumburg, Illinois. We rent these facilities on a month-to-month lease with Schaumburg Executive Suites for $305.00 per month. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

Item 3	Legal Proceedings

None

Item 4	Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5	Market for Common Equity and Related Stockholder Matters

The Company’s common stock was traded on the OTC Bulletin Board, but trading was very sporadic, so the price at which it traded fluctuated significantly. Currently, the NASD has suspended trading in the Company’s common stock because it was late in filing this report on Form 10-KSB. Once this report is filed, as well as the first and second quarter reports on Form 10-QSB, the Company will request that the NASD allow trading in its common stock to resume. Until that happens, it will be very difficult for potential sellers of our stock to find buyers. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Item 6	Management’s Discussion and Analysis or Plan of Operation

Plan of operation:

Our plans are to move from development stage to full operations during the fourth quarter of 2007, assuming completion of our proposed acquisitions. However, completion of certain of the proposed acquisitions requires us to obtain financing in the amount of approximately $5 million. Over the last several months, we have had discussions with a variety of investment capital sources both in the United States and abroad. There can be no assurance as to when, if at all, the needed funds can be raised or whether acceptable terms for any such financing can be negotiated.

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

RESULTS FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

Revenues

The Company did not report any revenues for the years ended December 31, 2006 or 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of stock based compensation expense, payroll and payroll related expenses and professional fees. For the year ended December 31, 2006 the selling, general and administrative expenses totaled $1,986,840, an increase of $1,094,086 versus the year ended December 31, 2005. This increase was mainly the result of higher stock based compensation expense, since the Company began expensing options per FAS 123(r) during the year ended December 31, 2006, and increased professional fees incurred in connection with potential acquisitions that did not occur.

Operating loss

The operating loss for the year ended December 31, 2006 was $1,986,840, compared to an operating loss of $892,754 for the year ended December 31, 2005. The increase in the operating loss was as a direct result of the increase in selling, general and administrative expenses, since the Company did not have any revenues in the periods reported.

Interest income

Interest income was earned from the Company’s cash balances that are held at various financial institutions. For the year ended December 31, 2006, the Company did not have any interest income since it did not have any excess cash. This compared to interest income of $204 earned in the year ended December 31, 2005.

Interest expense

For the year ended December 31, 2006, the Company had $769 of interest expense, compared to $2,327 for the ended December 31, 2005. This expense relates to a loan from one of the Company’s founders and interest on outstanding balances on a credit card that is used by the Company’s Chairman of the Board for business travel and entertainment expenses.

Liquidity and Capital Resources

Historically, since its inception, the Company has incurred cash operating losses relating to expenses to start and organize the Company. The Company has funded these operating losses, in large part, through the sale of common stock or the issuance of notes payable.

Net cash used in operations was $287,660 for the year ended December 31, 2006 compared to $457,680 used in operation for the year ended December 31, 2005.

The Company did not have any Accounts Receivable as of December 31, 2006 or December 31, 2005.

The Company had capital expenditures of $2,314 during the year ended December 31, 2006 compared to $0 during the year ended December 31, 2005.

On June 30, 2006, the Company sold shares of its common stock for an aggregate of $75,000 to one investor. The Company has available to sell an additional 303,770 shares of its common stock. The Company is continuing to try to sell these additional shares and will use the additional funds raised to support the Company’s operations for at least the next 12 months.

The Company’s capital resources are currently inadequate to complete any of its proposed acquisitions or to otherwise begin its proposed new business. It also lacks the ability at this time to pay its employees or officers or its suppliers. Its current stockholders, including the principal stockholder, have told management that they are unwilling to make any significant additional investments in the Company. Thus, if the Company is to continue to develop it must obtain financing from new sources.

Inflation

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased selling, general and administrative expenses. Historically, the Company has absorbed increased costs and expenses without increasing selling prices.

Off–Balance Sheet Arrangements

We have not created, and are not party to, any special–purpose or off–balance sheet entities for the purposes of raising capital, incurring debt or operating our business. We do not have any off–balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Item 7	Financial Statements

The consolidated financial statements required to be filed pursuant to this Item 7 begin on Page F-2 of this report. Such consolidated financial statements are hereby incorporated by reference into this Item 7. The Supplementary Data requirement as set forth in Item 302 of Regulation S-K is inapplicable to Gray Peaks, Inc.

Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A	Controls and Procedures

(a) Disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, except as discussed in the next paragraph below, in timely alerting them to material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance, except as discussed in the next paragraph below.

The Company has identified a material weakness within its internal control framework relating to the Company’s financial reporting process. The Company attributes this material weakness to limited personnel resources. Though the Company has implemented alternative levels of supervisory reviews and employs a temporary workforce from time to time, there can be no assurance that these measures can definitively prevent transactional errors from occurring or provide the necessary accounting and financial reporting support to the Company’s accounting and finance department.

(b) Changes in internal controls. Except as discussed in the preceding paragraph, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the twelve months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 8B	Other Information

None

PART III

Item 9	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance Compliance and Section 16 (a) of the Exchange Act

The following is certain information about our directors and executive officers. Their ages are in parentheses.

Tim R. Sensenig (46) is our co-founder, and has served as Chief Executive Officer of the Company, Chairman of the Board, and a director since the inception of the Company, and changed from the position of Chief Executive Officer to Co-Chief Executive Officer of the Company on January 7, 2004. In June 1999, through New Meadows, Mr. Sensenig was co-founder and Vice Chairman of Global Logistics Technologies, sold to Oracle Corporation, November 2005, the market leader in supply chain software for transportation management and a investor in WhereNet sold to Zebra Technologies in January 2007. From January 2002 through February 2004, he served as the managing director of SandPoint Capital, an investment advisory company. In October 2002 through 2004, Mr. Sensenig was the founder and Managing Director of Grayhawk Capital, LLC, a global private equity firm focused on driving market synergies through industry consolidation in the telecom, wireless, software and electronic sectors, where he was responsible for overseeing and coordinating all operations. Mr. Sensenig received a Bachelor of Science degree in Marketing from Penn State University.

Bary Bertiger (60) has served as a Co-Chief Executive Officer, Secretary and as a director of our Company since January 7, 2004. Mr. Bertiger recently concluded a 30-year career at Motorola, retiring in 2002 as Senior Vice President and General Manager of Motorola’s Global Telecommunications Sector. Mr. Bertiger is also holds 14 patents relating to his service with Motorola. Mr. Bertiger is a Motorola Distinguished Innovator, and a Dan Noble Fellow. Mr. Bertiger received a Bachelor of Science degree in Electrical Engineering from Stevens Institute of Technology and a Master’s degree in Electrical Engineering from New York University.

Bernard Asher (51) is our co-founder and has served as President and Treasurer of the Company since January 7, 2004. In 2003, Mr. Asher was a co-founder and Managing Director of Grayhawk Capital, LLC, where he was responsible for sourcing and due diligence of buyout candidates. From January 2001 to December 2002, Mr. Asher was the founder and Managing Director of Tall Trees Capital, LLC, a strategic consulting firm focused on improving revenues for growth companies. In 2000, Mr. Asher held executive management positions, including President, Application Service Provider and Software Products for HotSamba, a provider of hosted business-to-business e-commerce solutions. Mr. Asher received a Bachelor of Science degree in Marketing from the University of Illinois – Champaign-Urbana.

L. Michael Shelton (48) joined Gray Peaks in 2006 in the role of Chief Operating Officer. Prior to joining Gray Peaks, Mr. Shelton served as Senior Vice President of Global Sales Operations for G-Log, a leading provider of global logistics and transportation software. He was responsible for Global Sales and International Operations. It was during his tenure at G-Log that the company experienced it’s most aggressive growth. In 2000, Mr. Shelton joined NewRoads, a leader in outsourced fulfillment and customer service solutions for companies engaged in the “last mile” of the supply chain. During his tenure at NewRoads as executive vice president of sales, marketing, and client services, the company was named to the Inc. 500 as the 36th fastest growing privately held company in the U.S. Mr. Shelton concluded a 20-year career at Ryder, System Inc. where he held various management roles including Senior Vice President of Sales, Marketing and e-Commerce. Mr. Shelton holds a BS in psychology from Western Carolina University.

Sherry May (40) has served as our Vice President of Sales since January 7, 2004. From February 2002 to January 2004, she served as Vice President, Sales and Marketing Strategy of Digital Alchemy, a database marketing relationship firm for the hospitality industry. From January 2000 to February 2002, she served as President and CEO for ScheduleMe, a scheduling software company. Prior to that, Ms. May held numerous sales and management positions for Dow Chemical’s medical markets and Abbott Laboratories’ Hospital Product Division. Ms. May received a Bachelor of Arts degree in Marketing from the University of Miami, Coral Gables, Florida.

Michael Proffitt (59) is currently the CEO, Dubai Logistics City. Dubai Logistics City is the world’s first truly integrated logistics platform with all transport modes, logistics and value added services. The platform is designed to handle more than 12 million tons of air cargo in up to 16 air cargo terminals. Previous to DLC, Mr. Proffiit was Executive Director for Europe at Deutsche Post / Danzas and a Board Member of Mail International. Mr. Proffitt has a logistics career spanning 28 years and several countries. During his career, Mr. Proffitt has also held many executive logistics positions including Managing Director of XPL GmbH, (Fourth Party Logistics), Senior Vice President Danzas, Global Customer Solutions, and Chief Executive of McGregor Cory, now owned by Excel Plc. He has also been a Board Member and Head of the UK Logistics Division of Hays plc. Mr. Proffitt has a significant record of achievement and is equally at home in operations or at the strategic level. He has particular experience in the areas of Customer Acquisition and Relationship Management, Business Development, Strategic Planning, Acquisitions and Disposals together with Managing Post-Acquisition Integration, Managing Operations and Managing Organisational Change. Mr. Proffitt has experience living and working in Europe and the Middle East. Mr. Proffitt is a qualified accountant (FCCA) and a Fellow of The Chartered Institute of Logistics and Transport. He holds an MBA degree from Cranfield Business School.

David C. Cairns (61) has been a director of our Company since April 12, 2004. He is currently Chairman of Prism Tech. Previously. Mr. Cairns was CEO and a board member of Global Logistics Technologies, Inc. from April 2003 until the company’s November 2005 sale to Oracle. He is an experienced international business executive with more than thirty years of experience in managing and running large and small multinational high technology companies. He has held a variety of top management positions, including positions with Northern Telecom, Baan, Marcam and PSI Penta. From May 1999 to September 2000, Mr. Cairns was Chairman and CEO of Martlet Venture Management Ltd., an international investment company. From October 2000 to December 2002, he was a board member of Augeo Software B.V., a professional services automation software company. Mr. Cairns holds an MBA from Cranfield University (UK) and is a Fellow of the Chartered Institute of Management Accountants (UK).

Members of the Audit and Compensation Committee

Audit Committee members:

•	Michael Proffitt

•	David C. Cairns

Compensation Committee members:

•	Bary Bertiger

•	David C. Cairns

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tim R. Sensenig, Co-Chief	2006	175,000	—	—	—	—	—	—	175,000
Executive Officer, Director,	2005	175,000	—	—	—	—	—	—	175,000
Chairman of the Board	2004	100,000	—	—	—	—	—	—	100,000

Bernard Asher, President and	2006	100,000	—	—	—	—	—	—	100,000
Treasurer	2005	100,000	—	—	—	—	—	—	100,000
	2004	100,000	—	—	—	—	—	—	100,000

Bary Bertiger, Co-Chief Executive	2006	—	—	—	—	—	—	—	—
Officer, Secretary, Director	2005	—	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—	—

L. Michael Shelton, Chief	2006	150,000	—	—	—	—	—	—	150,000
Operating Officer

David C. Cairns, Director	2006	—	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—	—

Micahel Proffitt, Director	2006	—	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—	—

Sherry May, Vice President of	2006	—	—	—	—	—	—	—	—
Sales	2005	—	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal year End

	Option Awards
	Number of Securities Underlying		Equity Incentive Plan Awards: Number of Securities Underlying	Option Exercise	Option
	Unexercised Options		Unexercised Unearned Option (#)	Price ($)	Expiration Date
Name	Exercisable	Unexercisable
Tim Sensenig	145,833	54,167	—	$0.02	01/06/2014
	95,833	104,167	—	$1.98	01/06/2015
	11,012	37,042	—	$1.98	01/06/2016
	21,070	70,876	—	$1.98	01/06/2016

Bernard Asher	145,833	54,167	—	$0.01	01/06/2014
	71,875	78,125	—	$1.80	01/06/2015
	11,203	37,685	—	$1.80	01/06/2016
	12,859	43,253	—	$1.80	01/06/2016

Bary Bertiger	145,833	54,167	—	$0.01	01/06/2014
	71,875	78,125	—	$1.80	01/06/2015
	11,203	37,685	—	$1.80	01/06/2016
	12,859	43,253	—	$1.80	01/06/2016

L. Michael Shelton	38,194	128,471	—	$1.80	01/06/2016
	12,824	43,139	—	$1.80	01/06/2016

Employment Agreements

The company has entered into an employment agreement with Mr. Sensenig. The employment agreement is effective as of January 1, 2004 and may be terminated for cause or constructive termination with at least thirty days prior notice or within ninety days prior notice without cause The agreement contained a base salary of $100,000 which was increased to $175,000 on January 1, 2005. The agreement provides for a lump-sum payment in the amount of $5,000,000 and twelve months severance, in the event of termination of the employment agreement by the Company without cause (or constructive termination by the Company without cause), or due to the death or disability.

The company has entered into an employment agreement with Mr. Asher. The employment agreement is effective as of January 1, 2004 and may be terminated for cause or constructive termination with at least thirty days prior notice or within ninety days prior notice without cause The agreement contains a base salary of $100,000. The agreement provides for a lump-sum payment in the amount of $1,000,000 and twelve months severance, in the event of termination of the employment agreement by the Company without cause (or constructive termination by the Company without cause), or due to the death or disability.

Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2006, certain information with respect to the beneficial ownership of voting stock by all directors and executive officers of Gray Peaks, Inc., individually and collectively as a group as well as any other shareholders who own in excess of 5% of the total fully-diluted shares that have been issued by Gray Peaks, Inc. The beneficial ownership interest is calculated assuming all outstanding stock options have been exercised:

Title of Class	Names and Address of Beneficial Owner	Amount and Nature of Ownership	Percent of Class [1]
Common Stock	Tim R. Sensenig[2] 1420 Whittington Drive Raleigh, NC 27614 (Director and Officer)	3,853,882	38.7%

Common Stock	Bary Bertiger[3] 23 Clarington Way North Barrington, IL 60010 (Director and Officer)	596,770	6.0%

Common Stock	Tall Trees Capital, LLC[4] 1308 Lake Shore Drive North Barrington, IL 60010 (Officer)	596,770	6.0%

Common Stock	David C. Cairns[5] PrismTech Limited PrismTech House, 5th Avenue Business Park, Team Valley, Gateshead, Tyne & Wear, NE11 0NG United Kingdom Tel: +44 (0) 191-4979900 Fax: +44 (0) 191-4979901 (Director)	348,358	3.5%

Common Stock	Michael Proffitt[6] Dubai Logistics City PO Box 74241 Dubai United Arab Emirates Emarat Atrium - Sheikh Zayed Road (Director)	-0-	0.0%

Common Stock	L. Michael Shelton [7] 14 Lake Front Court Columbia, SC 29212 (Officer)	51,018	0.5%

Common Stock	All Directors as a Group[8]	4,919,676	49.4%

Common Stock	All Officers as a Group[9]	5,098,440	51.2%

Common Stock	All Directors & Officers as a Group[9]	5,567,464	55.9%

Other Holders of 5% or More of the Common Stock

Common Stock	Sensenig Family Irrevocable[10] Trust dated February 3, 2004 221 NW 12 Street Gresham, OR 97030	2,102,030	21.1%

Common Stock	Investors Insurance Group, Inc.[11] 315 Willowbrook Lane West Chester, PA 19382	1,425,541	14.3%

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

[2]

Mr. Sensenig is a co-founder of the Company as well as Co-Chief Executive Officer, director, and Chairman of the Board of the Company. Currently, Mr. Sensenig owns 3,580,134 shares. Pursuant to Mr. Sensenig’s Option Agreement with the Company, effective January 27, 2004, he has a right to purchase 200,000 shares at a price of $0.02 per share. The options may be exercised prior to the fifth anniversary of the date of the grant in installments for not more than the number of shares which have vested at the rate of  1/48 per month for each month of employment with the Company from January 27, 2004. As of December 31, 2006, 145,833 shares will have vested as reflected in this amount. Pursuant to Mr. Sensenig’s Option Agreement with the Company effective January 6, 2005, he has a right to purchase 200,000 shares at a price of $1.98 per share. The options may be exercised prior to the fifth anniversary of the date of the grant in installments for not more than the number of shares which have vested at the rate of  1/48  per month for each month of employment with the Company from January 6, 2005. As of December 31, 2006, 95,833 shares will have vested as reflected in this amount. Pursuant to Mr. Sensenig’s Option Agreement with the Company effective January 6, 2006, he has a right to purchase 140,000 shares at a price of $1.98 per share. The options may be exercised prior to the fifth anniversary of the date of the grant in installments for not more than the number of shares which have vested at the rate of  1/48 per month for each month of employment with the Company from January 6, 2006. As of December 31, 2006, 32,082 shares will have vested as reflected in this amount.

[3]

Currently Mr. Bertiger owns 355,000 shares. Pursuant to Mr. Bertiger’s Option Agreement with the Company effective January 27, 2004, he has a right to purchase 200,000 shares at a price of $0.01 per share. The options may be exercised prior to the tenth anniversary of the date of the grant in installments for not more than the number of shares which have vested at the rate of  1/48 per month for each month of employment with the Company from January 27, 2004. As of December 31, 2006, 145,833 shares will have vested as reflected in this amount. Pursuant to Mr. Bertiger’s Option Agreement with the Company effective January 6, 2005, he has a right to purchase 150,000 shares at a price of $1.80 per share. The options may be exercised prior to the tenth anniversary of the date of the grant in installments for not more than the number of shares which have vested at the rate of  1/48 per month for each month of employment with the Company from January 6, 2005. As of December 31, 2006, 71,875 shares will have vested as reflected in this amount. Pursuant to Mr. Bertiger’s Option Agreement with the Company effective January 6, 2006, he has a right to purchase 105,000 shares at a price of $1.80 per share. The options may be exercised prior to the tenth anniversary of the date of the grant in installments for not more than the number of shares which have vested at the rate of  1/48 per month for each month of employment with the Company from January 6, 2006. As of December 31, 2006, 24,062 shares will have vested as reflected in this amount.

[4]

Tall Trees is owned by Mr. Asher, an officer of the Company. Currently, Tall Trees owns 355,000 shares. Mr. Asher, pursuant to his Option Agreement with the Company effective January 27, 2004 has the right to purchase 200,000 shares at a price of $0.01 per share. The options may be exercised prior to the tenth anniversary of the date of the grant in installments for not more than the number of shares that have vested at the rate of  1/48 per month for each month of employment with the Company from January 27, 2004. As of December 31, 2006, 145,833 shares will have vested with Mr. Asher as reflected in this amount. Mr. Asher, pursuant to his Option Agreement with the Company effective January 6, 2005, has the right to purchase 150,000 shares at a price of $1.80 per share. The options may be exercised prior to the tenth anniversary of the date of the grant in installments for not more than the number of shares that have vested at the rate of  1/48 per month for each month of employment with the Company from January 6, 2005. As of December 31, 2006, 71,875 shares will have vested with Mr. Asher as reflected in this amount. Mr. Asher, pursuant to his Option Agreement with the Company effective January 6, 2006, has the right to purchase 105,000 shares at a price of $1.80 per share. The options may be exercised prior to the tenth anniversary of the date of the grant in installments for not more than the number of shares that have vested at the rate of  1/48 per month for each month of employment with the Company from January 6, 2006. As of December 31, 2006, 24,062 shares will have vested with Mr. Asher as reflected in this amount.

[5]	Mr. Cairns is a director of the Company.
[6]	Mr. Proffitt is a director of the Company.
[7]

Pursuant to Mr. Shelton’s Option Agreement with the Company effective January 6, 2006, he has a right to purchase 222,628 shares at a price of $1.80 per share. The options may be exercised prior to the tenth anniversary of the date of the grant in installments for not more than the number of shares which have vested at the rate of  1/48 per month for each month of employment with the Company from January 6, 2006. As of December 31, 2006, 51,018 shares will have vested as reflected in this amount.

[8]

Includes all holdings and shares which may be exercised through the exercise of options by December 31, 2006 for all directors of the Company as a group: Tim R. Sensenig, Bary Bertiger, Llew Keltner, M.D., Ph.D., and David C. Cairns. This includes all directors who are also officers of the Company.

[9]

Includes all holdings and shares which may be exercised through the exercise of options by December 31, 2006 for all officers of the Company as a group: Tim R. Sensenig, Bary Bertiger, Bernard Asher (through Tall Trees Capital, LLC) and L. Michael Shelton. This includes all officers of the Company.

[10]

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

[11]

Investors Insurance Group, Inc., a Florida corporation, is a reporting company under Section 13 or 15(D) of the Securities Exchange Act of 1934, and lists its shares on the OTC Bulletin Board under ticker symbol “IIGI”. IIGI, which has approximately 2,800,000 million shares outstanding, currently has no active business operation and merely holds various investments.

Item 12	Certain Relationships and Related Transactions and Director Independence

The Company has entered into a Consulting Agreement with Investors Insurance Group, Inc., one of the Company’s shareholders, to provide initial transfer agent services and ongoing consulting services to the Company. Such consulting services include shareholder communications, shareholder recordkeeping and distribution of shareholder reports. The Consulting Agreement commenced on January 1, 2004, and is effective for a period of three years. The Company’s annual payment under the Consulting Agreement is $5,000, payable in equal quarterly installments with the first installment due March 31, 2004. The Board of Directors of the Company has determined that the terms this transaction was at least as favorable to the Company as would be if such a transaction was with an unrelated party.

The Company has also sold shares to its officers and directors in the following private placement transactions:

Sale of 94,400 shares to David C. Cairns (director of the Company) on April 28, 2004 for an aggregate purchase price of $169,920.

During the year ended December 31, 2006, the Company received funds from a company owned by the majority shareholder in order to fund its ongoing operations totaling $69,899. As of December 31, 2006, the Company had repaid all but $4,879 of these funds.

Item 13	Exhibits

3.11	Amendment to Certificate of Incorporation**

3.2	Bylaws*

10.1	Material Contracts – 2004 Stock Option Plan No. 1*

10.2	Material Contracts – Option Agreements*

10.3	Material Contracts – Consulting Agreements*

10.4	Material Contracts – Employment Agreements*

31.1	Certificate of Tim R. Sensenig, Co-Chief Executive Officer

31.2	Certificate of Bary Bertiger, Co-Chief Executive Officer

31.3	Certificate of Bernard Asher, President, Chief Financial Offer and Treasurer

32.1	Certificate of Tim R. Sensenig, Co-Chief Executive Officer

32.2	Certificate of Bary Bertiger, Co-Chief Executive Officer

32.3	Certificate of Bernard Asher, President, Chief Financial Offer and Treasurer

*	Incorporated by reference from registrant’s registration statement Form SB-2, Registration Statement 333-118255.
**	Incorporated by reference from registrant’s report on Form 10-QSB for the quarter ended September 30, 2005.

Item 14	Principal Accountant Fees and Services

The following table summarized the fees the Company paid for audit and nonaudit services rendered by the Company’s independent auditors, McGladrey & Pullen, LLP, during the years ended December 31, 2006 and 2005:

	2006	%	2005	%
Service Type
Audit Fees (1)	$86,827	24%	$97,817	77%
Audit-Related Fees (2)	1,125	0%	—	0%
Tax Fees (3)	5,075	1%	22,104	17%
All Other Fees (4)	269,802	74%	6,533	5%

Total Fees Billed	$362,829	100%	$126,454	100%

(1)	Consists of fees for professional services rendered in connection with the audit of the Company’s financial statements for the years ended December 31, 2006 and 2005; the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB; and professional services provided in relation to the Company’s SB-2 registration statement and related amendments in 2005.
(2)	Consists of fees for professional services rendered in connection with SEC Staff comment letters
(3)	Consists of fees for professional services rendered in connection with preparation of federal and state income tax returns and assistance with tax planning.
(4)	Consists of fees for professional services rendered in connection with potential transaction assistance, which includes due diligence services and related matters, in support of the Company’s potential business acquisitions.

Signatures

In accordance Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gray Peaks, Inc.

Date: August 3, 2007	/s/ Tim Sensenig
Tim R. Sensenig
Co-Chief Executive Officer

Date: August 3, 2007	/s/ Bary Bertiger
Bary Bertiger
Co-Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title

/s/ Tim R. Sensenig	Co-Chief Executive Officer and Chairman of the Board
Tim R. Sensenig
Date: August 3, 2007

/s/ Bary Bertiger	Co-Chief Executive Officer and Director
Bary Bertiger
Date: August 3, 2007

/s/ Bernard Asher	President, Chief Financial Offer and Treasurer
Bernard Asher
Date: August 3, 2007

/s/ Michael Proffitt	Director
Michael Proffitt
Date: August 3, 2007

/s/ David C. Cairns	Director
David C. Cairns
Date: August 3, 2007

Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Gray Peaks, Inc.

Schaumburg, Illinois

We have audited the accompanying balance sheet of Gray Peaks, Inc. as of December 31, 2006, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2006 and 2005, and for the period from November 25, 2003 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gray Peaks, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and the period from November 25, 2003 (inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been presented assuming that Gray Peaks, Inc. will continue as a going concern. As more fully described in Note 3, the Company has experienced slower than expected start up of operations, which has adversely affected the Company’s current results of operations and liquidity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of classification of liabilities that may result from the outcome of this uncertainty.

As described in Note 5 to the financial statements, on January 1, 2006 the Company changed its method of accounting for share based payments to adopt Statement of Financial Accounting Standard No. 123(R).

McGladrey & Pullen LLP

Schaumburg, Illinois

August 3, 2007

Gray Peaks, Inc.

(A Development Stage Enterprise)

Balance Sheet

December 31, 2006

Assets
Current Assets
Cash	$1,530

Total current assets	1,530
Equipment, net	2,069

Total assets	$3,599

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$365,548
Notes payable	4,879
Accrued expenses	751,982

Total current liabilities	1,122,409

Stockholders’ Deficit
Common stock, $.01 par value, 20,000,000 shares authorized; 8,942,605 shares issued and outstanding	89,426
Less note receivable and accrued interest arising from the sale of common stock	(10,954)
Additional paid-in capital	4,775,831
Deficit accumulated during the development stage	(5,973,113)

Total stockholders’ deficit	(1,118,810)

Total liabilities and stockholders’ deficit	$3,599

See notes to financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

Statements of Operations During the Development Stage

For the years ended December 31, 2006 and 2005 and for the

period from November 25, 2003 (inception) through December 31, 2006

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from November 25, 2003 (inception) to December 31, 2006
Revenues	$—	$—	$3,300
Development stage, operating expenses:
Selling, general and administrative:
Stock-based compensation expense	910,162	327,329	3,675,599
Professional Services	471,654	169,304	981,363
Payroll and payroll related expenses	482,980	323,803	1,038,688
Travel and entertainment expenses	68,627	31,438	170,048
Offices expenses	34,824	39,160	100,969
Other	18,593	1,720	29,381

	1,986,840	892,754	5,996,048

Operating loss	(1,986,840)	(892,754)	(5,992,748)
Nonoperating income:
Gain on sale of short-term investments	5,710	—	24,741
Interest Income	—	204	960
Interest Expense	(769)	(2,327)	(6,066)
Unrealized Gain on marketable equity securities	—	1,351	—

	4,941	(772)	19,635
Net loss accumulated during the development stage	$(1,981,899)	$(893,526)	$(5,973,113)

Net loss per share, basic and diluted	$(0.22)	$(0.10)	$(0.69)

Weighted average shares outstanding, basic and diluted	8,924,112	8,682,743	8,612,606

See notes to financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

Statements of Cash Flows

Years ended December 31, 2006 and 2005 and for the

Period from November 25, 2003 (inception) through December 31, 2006

	December 31, 2006	December 31, 2005	Period from November 25, 2003 (inception) to December 31, 2006
Cash Flows From Operating Activities
Net loss accumulated during the development stage	$(1,981,899)	$(893,526)	$(5,973,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,631	924	3,017
Stock-based compensation	910,162	327,329	3,675,599
Interest added to notes payable	267	1,326	1,593
Changes in assets and liabilities:
Decrease in prepaid expenses	—	44,696	—
Decrease (increase) in marketable equity securities	109,830	(109,830)	—
Increase (decrease) in accounts payable	308,495	(30,372)	365,548
Increase in accrued expenses	363,854	201,773	685,983

Net cash used in operating activities	(287,660)	(457,680)	(1,241,373)
Cash Flows From Investing Activities
Purchase of equipment	(2,314)	—	(5,087)
Principal payments on notes receivable	—	2,500	17,984

Net cash (used in) provided by investing activities	(2,314)	2,500	12,897
Cash Flows From Financing Activities
Proceeds from sale of common stock	75,000	601,200	1,160,720
Proceeds from the issuance of notes payable	69,899	149,258	230,157
Payments on notes payable	(15,000)	(134,871)	(160,871)

Net cash provided by financing activities	129,899	615,587	1,230,006

Net (decrease) increase in cash and cash equivalents	(160,075)	160,407	1,530
Cash and cash equivalents at beginning of period	161,605	1,198	—

Cash and cash equivalents at end of period	$1,530	$161,605	$1,530

Supplemental Disclosure of Noncash Financing Activities
Reclassification of borrowings to accrued expenses	$66,000	$—	$66,000
Issuance of common stock for note receivable	—	—	26,820
Interest added to note receivable	466	538	2,119

See notes to financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

Years ended December 31, 2006, 2005 and 2004 and

Period from November 25, 2003 (inception) through December 31, 2006

				Additional	Deferred	(Deficit) Accumulated During the	Total
	Common Stock		Notes Receivable	Paid-In Capital	Stock-Based Compensation	Development Stage	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, November 25, 2003	—	$—	$—	$—	$—	$—	$—
Issuance of common stock on November 25, 2003, for cash	5,702,164	57,022	—	1,978	—	—	59,000
Issuance of common stock on November 25, 2003, for a note receivable	1,425,541	14,255	(14,750)	495	—	—	—
Interest on notes receivable	—	—	(75)	75	—	—	—
Net loss	—	—	—	—	—	(12,883)	(12,883)

Balance, December 31, 2003	7,127,705	$71,277	$(14,825)	$2,548	$—	$(12,883)	$46,117
Issuance of common stock on February 4, 2004, for notes receivable	1,207,000	12,070	(12,070)	2,160,530	—	—	2,160,530
Issuance of common stock on April 28, 2004, for cash	236,400	2,364		423,156	—	—	425,520
Interest on notes receivable	—	—	(1,039)	1,039	—	—	—
Payments on notes receivable	—	—	15,484	—	—	—	15,484
Deferred stock-based compensation	—	—	—	1,211,380	(1,211,380)	—	—
Stock-based compensation	—	—	—	—	277,578	—	277,578
Net loss	—	—	—	—		(3,084,805)	(3,084,805)

Balance, December 31, 2004	8,571,105	$85,711	$(12,450)	$3,798,653	$(933,802)	$(3,097,688)	$(159,576)
Issuance of common stock on September 1, 2005, for cash	334,000	3,340	—	597,860	—	—	601,200
Interest on notes receivable	—	—	(538)	538	—	—	—
Payments on notes receivable	—	—	2,500	—	—	—	2,500
Deferred stock-based compensation	—	—	—	98,061	(98,061)	—	—
Stock-based compensation	—	—	—	—	327,329	—	327,329
Net loss	—	—	—	—		(893,526)	(893,526)

Balance, December 31, 2005	8,905,105	$89,051	$(10,488)	$4,495,112	$(704,534)	$(3,991,214)	$(122,073)
Effect of adoption of SFAS 123(R)	—	—	—	(704,534)	704,534	—	—
Issuance of common stock on June 30, 2006, for cash	37,500	375	—	74,625	—	—	75,000
Interest on notes receivable	—	—	(466)	466	—	—	—
Stock-based compensation	—	—	—	910,162	—	—	910,162
Net loss	—	—	—	—		(1,981,899)	(1,981,899)

Balance, December 31, 2006	8,942,605	$89,426	$(10,954)	$4,775,831	$—	$(5,973,113)	$(1,118,810)

See notes to financial statements.

GRAY PEAKS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Gray Peaks, Inc. was formed on November 25, 2003 (“inception”), under the laws of the State of Delaware. The business of the Company is developing wireless fleet intelligence and asset tracking solution products. These solutions would allow fleets to track and monitor their assets and also provide vehicle and driver communications that would allow for real-time tracking of driver performance. The Company is currently in the development stage and expects to commence active operations during 2007.

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

Share based payment: At December 31, 2006, the Company had one stock-based employee compensation plan, which is described more fully in Note 6. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees , and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No, 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes:

(a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

Earnings per share (EPS): For purposes of calculating weighted-average shares outstanding, 8,924,112, 8,682,743, 8,612,606 common shares are assumed to be outstanding for the year ended December 31, 2006, for the year ended December 31, 2005 and for the period from Inception to December 31, 2006, respectively.

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued. Potentially dilutive securities at December 31, 2006 and 2005 and for the period from Inception to December 31, 2006 are 783,788, 670,139 and 780,388, respectively. For the year ended December 31, 2006, for the year ended December 31, 2005 and for the period from Inception to December 31, 2006, the Company’s basic and fully diluted earnings per share are the same since the conversion of the Company’s stock options would be antidilutive.

Financial instruments: The Company does not have any financial instruments whose carrying value materially differ from fair value.

New accounting pronouncements: In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS No. 159, a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company does not believe that adoption of SFAS No. 159 will have a material effect on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to evaluate misstatements using a balance sheet and income statement approach and evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS No. 157”) which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe the adoption of SFAS No. 157 will have a material effect on its financial statements.

In June 2006, FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation applies to all tax positions accounted for in accordance with Statement 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that adopting FIN 48 will not have a material effect on its consolidated balance sheets, statement of operations and cash flows.

Reclassifications: Certain items in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

Note 2. Shareholder Transactions

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

Note 3. Operations and Management’s Plans

Substantially all of operations from November 25, 2003 (inception) through December 31, 2006, were involved with organizing the Company.

At December 31, 2006, the Company had unrestricted cash balances of $1,530.

The Company incurred losses of $1,981,899, $893,526, and $3,084,805 in 2006, 2005, and 2004, respectively. As of December 31, 2006, the Company had an accumulated deficit of $5,973,113, working capital deficit of $1,120,879 and a deficit of stockholders’ equity of $1,118,810.

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

The Company believes that it will be able to obtain additional capital resources to fund the operations of the Company in 2007. The Company may obtain short-term financing from another company owned by the majority stockholder of the Company, as it has in the past, or find other sources if they are available. The Company will also begin to invest in sales and product support for the services it will deliver.

There can be no assurance, assuming the Company successfully raises additional funds or enters into business agreements with third parties, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing, Management will be required to sharply curtail the Company’s operations or, ultimately, cease operations.

Note 4. Income Taxes

A reconciliation of income taxes computed at the statutory federal income tax rate is as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005	November 25, 2003 (inception) to December 31, 2006
Income tax credit at the statutory rate	$(674,000)	$(304,000)	$(2,031,000)
Increase (decrease) resulting from:
State income taxes, net of federal tax benefit	(94,000)	(42,000)	(284,000)
Nondeductible expenses	353,000	127,000	1,426,000
Increase in valuation allowance	415,000	219,000	889,000

	$—	$—	$—

The Company has a deferred tax asset for net operating loss carryforwards in the amount of $889,000 and $474,000 at December 31, 2006 and 2005, respectively. This amount has been reduced by a valuation allowance of $889,000 and $474,000 at December 31, 2006 and 2005, respectively, since the realization of this asset is currently unknown.

Note 5. Share Based Compensation

Stock Options

The Company has established the 2004 Stock Option Plan (the “2004 Plan”) for employees, officers, directors and consultants or advisors to the Company under which the Board of Directors may grant incentive stock options and non-qualified stock options. Incentive stock options may be granted with exercise prices at the fair value of the common stock or at an amount greater than the fair value of the common stock, at the time of the grant, as determined by the Board of Directors. Generally, incentive stock options vest monthly over a 4-year period. In certain circumstances, at the discretion of the Board of Directors, options may be granted with a vesting schedule of other than four years. Non-qualified stock options generally have the same vesting period as incentive stock options. The stock options are exercisable over a period of ten years from the date of grant.

The Board has reserved 1,781,926 shares of common stock for the 2004 Plan. During 2006, the Board increased the amount of shares of common stock reserved to 2,500,000 shares of common stock of which 2,000,000 shares have been designated Incentive Stock Options Shares.

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

The charge associated with share-based compensation expense recognized in the Statements of Operations in the years ended December 31, 2006 and 2005 and the period from Inception to December 31, 2006 was $910,162, $327,329 and $3,675,599, respectively.

Basic and diluted loss per share for the year ended December 31, 2006 increased by $0.16 per share, due to the adoption of SFAS 123R, compared to reported basic and diluted earnings per share of a loss of $0.22 per share.

As a result of the adoption of SFAS 123(R), loss before income taxes and net loss increased approximately $583,000 for the year ended December 31, 2006. The adoption of SFAS 123(R) did not affect the Company’s cash flows from operating or financing activities.

The following table shows the effect on net income for year ended December 31, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”:

	Year Ended December 31, 2005	Period from Inception (November 25, 2003) to December 31, 2005
Net loss, as reported	$(893,526)	$(3,991,214)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	327,000	605,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(691,000)	(968,000)

Pro forma net loss	$(1,257,526)	$(4,354,214)

Net loss per share, basic and diluted, as reported	$(0.10)	$(0.46)

Pro forma net loss per share, basic and diluted	$(0.14)	$(0.51)

Weighted average shares outstanding, basic and diluted	8,682,743	8,464,559

As of December 31, 2006, there was approximately $2,207,649 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the incentive plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The table below outlines the weighted average assumptions for options granted during the years ended December 31, 2006 and 2005 and during the period from Inception to December 31, 2004:

	2006	2005	From Inception to 2004
Risk-free interest rate	4.4%	4.1%	4.1%
Expected term (in years)	10.0	10.0	10.0
Expected volatility	100%	100%	100%
Expected dividend yield	0.0%	0.0%	0.0%
Estimated grant date fair value per option granted	$1.66	$1.63	$1.79

The Company will continue to use the Black Scholes options pricing model to determine the fair value of stock-based compensation. The model requires the Company to make several assumptions, including the length of time employees will retain their vested options before exercising, estimated forfeitures, and the estimated volatility of the Company’s stock price over the expected term. Since the Company is in its infancy, it does not have any history of cancellation or exercise of any options, and the full term for the option grants has been used. The expected volatility is assumed to be 100%, since there has been no activity in the Company’s securities. The Company estimates that there could be significant upside potential in the stock price when operations and trading commence, particularly over an expected term of a period of 10 years. It has assumed volatility of 100% because without operations there is not a public company equivalent or industry index which the Company estimates would be appropriate. The risk-free interest rate is based on the 10 year U.S. Treasury note at the date of grant.

The following table summarized the Company’s option activity during the period ending December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,405,000	$0.97
Granted at fair value	797,628	1.85
Granted at below fair value	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at December 31, 2006	2,202,628	$1.29	8.1	$1,567,576

Exercisable at December 31,2006	1,013,512	$0.96	7.6	$1,057,357

The aggregate intrinsic value in the table above is before taxes and based on a stock price of $2.00 per share. No options have been exercised in any period presented.

Restricted Stock

On December 28, 2006, the Company adopted the 2006 Restricted Stock Incentive Plan to provide incentives to key employees responsible for the success and growth of the Company. The Board has reserved 2,000,000 shares of common stock for the plan. No restricted shares have been issued under the plan. Generally, restricted shares will vest over a period of 3 years and will be granted at a price equal to the average between the bid and ask prices during the 20 trading day period prior to the grant date. At the election of the Board of Directors, grants may contain performance criteria or other vesting terms.

Note 6. Related Party Transactions

On January 6, 2004, the Company entered into a consulting agreement with the 20 percent stockholder to provide transfer agent and other consulting services for a period of three years. The Company is to pay $5,000 each year due in quarterly installments beginning on March 31, 2004. Total expense under this consulting arrangement was $5,000 for each of the years ended December 31, 2006 and 2005, and $15,000 for the period from Inception to December 31, 2006.

During the year ended December 31, 2005, the Company received funds, in the form of a note payable, from a company owned by the majority shareholder in order to fund its ongoing operations totaling $135,311. As of December 31, 2005, the Company had repaid all but $15,713 of these funds. The note payable is unsecured and has a stated interest rate of 5%. The not payable is due on demand.

During the year ended December 31, 2006, the Company received additional funds of $69,899 from the company owned by the majority shareholder in order to fund its ongoing operations. As of December 31, 2006, the Company had repaid all but $4,879 of these funds. The note payable is unsecured and has a stated interest rate of 5%. The note payable is due on demand. During 2006, the Company reclassified $66,000 of the amount due on demand as accrued compensation to the majority stockholder net of loan repayments.

Interest expense to the company owned by the majority stockholder totaled $769 and $2,327 for the years ended December 31, 2006 and 2005, respectively, and $6,066 for the period from Inception to December 31, 2006.

Note 7. Commitments

The Company has entered into Employment Agreements with certain key employees. With respect to the Company’s Employment Agreement with the Co-Chief Executive Officer and Chairman, the Company will be required to make a lump sum payment of $5,000,000 to the Co-Chief Executive Officer and Chairman in the event of termination of their respective Employment Agreements by the Company without cause (or constructive termination by the Company without cause), or due to the death or disability of the Co-Chief Executive Officer and Chairman. With respect to the Company’s Employment Agreement with the Company’s Chief Financial Offer, President and Treasurer, the Company will be required to make a lump sum payment of $1,000,000 in the event of termination of such Employment Agreement by the Company without cause (or constructive termination by the Company without cause) or due to the death or disability of the Chief Financial Offer, President and Treasurer.