Form 10QSB
period 2007-03-31
Gray Peaks, Inc.
filed 2007-08-20
CIK 1295702

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Common Stock, $.01 Par Value - shares outstanding 8,942,605 at August 1, 2007

Transitional Small Business Disclosure Format (check one):

YES   ☐    NO  ☒

FORM 10-QSB

GRAY PEAKS, INC.

CONTENT

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cautionary Statement Regarding Forward Looking Statements	3

Unaudited Balance Sheets - as of March 31, 2007 and December 31, 2006	4

Unaudited Statements of Operations - Three months ended March 31, 2007 and March 31, 2006 and for the period from November 25, 2003 (Inception) through March 31, 2007	5

Unaudited Statements of Cash Flows - Three months ended March 31, 2007 and March 31, 2006 and for the period from November 25, 2003 (Inception) through March 31, 2007	6

Unaudited Statements of Changes in Stockholders’ Deficit – Three months ended March 31, 2007 and for the period from November 25, 2003 (Inception) through March 31, 2007	7

Notes to Unaudited Condensed Consolidated Financial Statements	8-11

Item 2. Management’s Discussion and Analysis	11-13

Item 3. Controls and Procedures	13

PART II. OTHER INFORMATION	14

Item 6. Exhibits	14

Signatures	15

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

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Balance Sheets

March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
Assets
Current Assets
Cash	$1	$1,530

Total current assets	1	1,530

Equipment, net	1,645	2,069

Total assets	$1,646	$3,599

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$404,563	$365,548
Notes payable	13,387	4,879
Accrued expenses	829,002	751,982

Total current liabilities	1,246,952	1,122,409

Stockholders’ Deficit
Common stock, no par value, 20,000,000 shares authorized; 8,905,105 shares issued and outstanding	89,426	89,426
Less note receivable and accrued interest arising from the sale of common stock	(11,064)	(10,954)
Additional paid-in capital	5,008,611	4,775,831
Deficit accumulated during the development stage	(6,332,279)	(5,973,113)

Total stockholders’ deficit	(1,245,306)	(1,118,810)

Total liabilities and stockholders’ deficit	$1,646	$3,599

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Statements of Operations During the Development Stage

Three months ended March 31, 2007 and March 31, 2006 and for the period from November 25, 2003 (Inception) through March 31, 2007

	Three months ended		Period from November 25, 2003 (Inception) to March 31, 2007
	March 31, 2007	March 31, 2006
Revenues	$—	$—	$3,300

Development stage, operating expenses:
Selling, general and administrative:
Stock-based compensation expense	250,089	222,411	3,925,687
Professional Services	9,436	32,661	990,798
Payroll and payroll related expenses	94,883	110,791	1,133,572
Travel and entertainment expenses	14,564	11,995	184,611
Office expenses	6,924	8,983	107,894
Other	629	11,265	30,012

	376,525	398,106	6,372,574

Operating loss	(376,525)	(398,106)	(6,369,274)

Nonoperating income:
Gain on sale of short-term investments	—	6,044	24,742
Interest Income	—	—	960
Interest Expense	(60)	(696)	(6,126)

	(60)	5,348	19,576
Net loss accumulated during the development stage	$(376,585)	$(392,758)	$(6,349,698)

Net loss per share, basic and diluted	$(0.04)	$(0.04)	$(0.74)

Weighted average shares outstanding, basic and diluted	8,942,605	8,905,105	8,636,890

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Statements of Cash Flows

Three months ended March 31, 2007 and March 31, 2006 and for the

Period from November 25, 2003 (Inception) through March 31, 2007

	Three months ended		Period from November 25, 2003 (Inception) to March 31, 2007
	March 31, 2007	March 31, 2006
Cash Flows From Operating Activities
Net loss accumulated during the development stage	$(376,585)	$(392,758)	$(6,349,698)

Adjustments to reconcile net loss to net cash used in operating activities,
Gain on sale of equity securities	—	(6,044)	—
Depreciation expense	424	360	3,441
Share-based compensation expense	250,089	222,411	3,925,688
Interest added to notes payable	60	—	1,653
Note payable incurred for payment of corporate expenses	6,448	—	6,448

Changes in assets and liabilities:
Increase in accounts payable	39,015	6,741	404,563
Increase in accrued expenses	77,020	8,054	763,003

Net cash used in operating activities	(3,529)	(161,236)	(1,244,902)

Cash Flows From Investing Activities
Principal payments on notes receivable	—	—	17,984
Purchase of equipment	—	(2,314)	(5,087)
Purchase of equity securities	—	(315,118)	—
Proceeds from sale of equity securities	—	430,992	—

Net cash provided by investing activities	—	113,560	12,897

Cash Flows From Financing Activities
Proceeds from sale of common stock,	—	—	1,160,720
Proceeds from the issuance of notes payable	2,000	194	232,157
Payments on notes payable	—	(10,000)	(160,871)

Net cash provided (used) by financing activities	2,000	(9,806)	1,232,006

Net (decrease) increase in cash and cash equivalents	(1,529)	(57,482)	1

Cash and cash equivalents at beginning of period	1,530	161,605	—

Cash and cash equivalents at end of period	$1	$104,123	$1

Supplemental Disclosure of Noncash Financing Activities
Reclassification of borrowings to accrued expenses	$—	$—	$66,000
Issuance of common stock for note receivable	—	—	26,820
Interest added to note receivable	110	127	2,229

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

Three months ended March 31, 2007 and

Period from November 25, 2003 (Inception) through March 31, 2007

	Common Stock		Notes Receivable	Additional Paid-In Capital	Deferred Stock-Based Compensation	(Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, November 25, 2003	—	$—	$—	$—	$—	$—	$—
Issuance of common stock on November 25, 2003, for cash	5,702,164	57,022	—	1,978	—	—	59,000
Issuance of common stock on November 25, 2003, for a note receivable	1,425,541	14,255	(14,750)	495	—	—	—
Interest on notes receivable	—	—	(75)	75	—	—	—
Net loss	—	—	—	—	—	(12,883)	(12,883)

Balance, December 31, 2003	7,127,705	$71,277	$(14,825)	$2,548	$—	$(12,883)	$46,117

Issuance of common stock on February 4, 2004, for notes receivable	1,207,000	12,070	(12,070)	2,160,530	—	—	2,160,530
Issuance of common stock on April 28, 2004, for cash	236,400	2,364		423,156	—	—	425,520
Interest on notes receivable	—	—	(1,039)	1,039	—	—	—
Payments on notes receivable	—	—	15,484	—	—	—	15,484
Deferred stock-based compensation	—	—	—	1,211,380	(1,211,380)	—	—
Stock-based compensation	—	—	—	—	277,578	—	277,578
Net loss	—	—	—	—		(3,084,805)	(3,084,805)

Balance, December 31, 2004	8,571,105	$85,711	$(12,450)	$3,798,653	$(933,802)	$(3,097,688)	$(159,576)

Issuance of common stock on September 1, 2005, for cash	334,000	3,340	—	597,860	—	—	601,200
Interest on notes receivable	—	—	(538)	538	—	—	—
Payments on notes receivable	—	—	2,500	—	—	—	2,500
Deferred stock-based compensation	—	—	—	98,061	(98,061)	—	—
Stock-based compensation	—	—	—	—	327,329	—	327,329
Net loss	—	—	—	—		(893,526)	(893,526)

Balance, December 31, 2005	8,905,105	$89,051	$(10,488)	$4,495,112	$(704,534)	$(3,991,214)	$(122,073)

Issuance of common stock on June 30, 2006, for cash	37,500	375	—	74,625	—	—	75,000
Effect of adoption of SFAS 123(R)	—	—	—	(704,534)	704,534	—	—
Interest on notes receivable	—	—	(466)	466	—	—	—
Stock-based compensation	—	—	—	910,162	—	—	910,162
Net loss	—	—	—	—		(1,981,899)	(1,981,899)

Balance, December 31, 2006	8,942,605	$89,426	$(10,954)	$4,775,831	$—	$(5,973,113)	$(1,118,810)

Interest on notes receivable	—	—	(110)	110	—	—	—
Stock-based compensation	—	—	—	250,089	—	—	250,089
Net loss	—	—	—	—		(376,585)	(376,585)

Balance, March 31, 2007	8,942,605	$89,426	$(11,064)	$5,026,030	$—	$(6,349,698)	$(1,245,306)

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

Basis of presentation: The accompanying March 31, 2007 financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flow for the periods presented in conformity with generally accepted accounting principles for interim financial information.

Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected in future years. These Condensed Financial Statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2006 as presented in our Annual Report on Form 10-KSB.

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

Significant accounting policies are as follows:

Earnings per share (EPS): Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued. For the three months ending March 31, 2007, for the three months ending March 31, 2006 and for the period from Inception to March 31, 2007, the Company’s basic and fully diluted earnings per share are the same since the conversion of the Company’s stock options would be antidilutive. The Company’s potential dilutive shares were 873,788, 670,139 and 873,788 for the three months ended March 31, 2007 and 2006, and for the period from Inception to March 31, 2007, respectively.

Note 2. Operations and Management’s Plans

Substantially all of operations from November 25, 2003 (inception) through March 30, 2007, were involved with organizing the Company.

At March 31, 2007, the Company had unrestricted cash balances of $1.

The Company incurred losses of $376,585, $392,758, and $6,349,698 in the three months ending March 31, 2007 and 2006, and in the period from Inception to March 31, 2007, respectively. As of March 31, 2007, the Company had an accumulated deficit of $6,349,698, working capital deficit of $1,246,951 and a deficit of stockholders’ equity of $1,245,306.

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

Note 3. Share-Based Compensation

The Company has a stock option plan that authorizes the granting of options to officers, key employees and directors to purchase the Company’s common stock at prices equal to or above the market value of the stock at the date of grant. Under this plan the Company has 297,372 shares available for future grants as of March 31, 2007. The exercise price of all employee and director options granted in 2006 were at or above fair market value.

The Company recognizes share-based compensation expense in general and administrative expenses in the statement of operations. For the three months ended March 31, 2007 and 2006, respectively, the Company issued 0 and 707,628 options, respectively. These grants were priced at $1.80 and $1.98 during the three months ended March 31, 2006. There were no options exercised or forfeited during the three months ended March 31, 2007 and 2006, respectively.

Information related to the Company’s share-based compensation plan for the three months ended March 31, 2007 and 2006, is as follows:

	2007	2006
Total share-based compensation expense	$232,670	$222,411
Weighted average grant date fair value	$—	$1.63
Unrecognized compensation cost	$1,974,979	$2,731,259
Remaining weighted average period cost will be recognized over in years	7.8	8.8

Restricted Stock:

On December 28, 2006, the Company adopted the 2006 Restricted Stock Incentive Plan to provide incentives to key employees responsible for the success and growth of the Company. The Board has reserved 2,000,000 shares of common stock for the plan. Generally, restricted shares will vest over a period of 3 years. At the election of the Board of Directors, grants may contain performance criteria or other vesting terms.

On January 2, 2007, the Company issued 60,000 restricted shares of stock to one of the members of the Company’s Board of Directors. These shares all vest on July 31, 2009, provided that he has served as a Director during that entire period.

On January 2, 2007, the Company issued 30,000 restricted shares of stock to one of the members of the Company’s Advisory Board. These shares all vest on July 31, 2009, provided that he has served as a member of the Advisory Board during that entire period.

The following table summarizes the Company’s restricted stock activity during the period ending March 31, 2007:

Shares
Unvested Shares Outstanding at December 31, 2006	—

Granted	90,000
Vested	—
Cancelled	—
Forfeited	—

Unvested Shares Outstanding at March 31, 2007	90,000

Vested at March 31, 2007	—

During the three months ended March 31, 2007, the Company recognized $17,419 in expense associated with these restricted stock grants.

Note 4. Related Party Transactions

On January 6, 2004, the Company entered into a consulting agreement with the 20 percent stockholder to provide transfer agent and other consulting services for a period of three years. The Company is to pay $5,000 each year due in quarterly installments beginning on March 31, 2004. Total expense under this consulting arrangement was $1,250 for the three months ended March 31, 2007 and 2006, and $16,250 for the period from Inception to March 31, 2007.

During the three months ended March 31, 2007, the Company received funds, in the form of a note payable, from a company owned by the majority shareholder in order to fund its ongoing operations totaling $8,448. During the year ended December 31, 2006 and 2005 the Company received an additional $69,899 and $135,311, respectively, from the company owned by the majority shareholder in order to fund its ongoing operations. As of March 31, 2007, the Company had repaid all but $13,387 of these funds. The note payable is unsecured and has a stated interest rate of 5%. The note payable is due on demand. During 2006, the Company reclassified $66,000 of the amount due on demand as accrued compensation to the majority stockholder net of loan repayments.

Interest expense to the company owned by the majority stockholder totaled $60 and $696 for the three months ended March 31, 2007 and 2006, respectively, and $6,126 for the period from Inception to December 31, 2007.

Note 5. Commitments

The Company has entered into Employment Agreements with certain key employees. With respect to the Company’s Employment Agreements with the Co-Chief Executive Officers, the Company will be required to make a lump sum payment totaling $5,000,000 to the Co-Chief Executive Officers in the event of termination of their respective Employment Agreements by the Company without cause (or constructive termination by the Company without cause), or due to the death or disability of either of them. With respect to the Company’s Employment Agreement with the Company’s President, the Company will be required to make a lump sum payment totaling $1,000,000 in the event of termination of such Employment Agreement by the Company without cause (or constructive termination by the Company without cause) or due to the death or disability of the President. Currently, the Company does not have the ability to satisfy these commitments if they were to occur.

Note 6. New Accounting Pronouncements:

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

Note 7. Taxes

In June 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as cumulative-effect adjustments recorded to the beginning balance of retained earnings. The adoption of FIN 48 did not have a material impact on our loss from continuing operations, net loss, or earnings per share.

The Company currently has not developed a policy on classification of interest and penalties. The Company has no unrecognized tax benefits, accrued interest or penalties as of the date of adoption. The Company has no tax positions at the date of adoption in which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within one year of the adoption of FIN 48. Tax years 2004 through 2006 remain subject to examination by major tax jurisdictions upon the adoption of FIN 48.

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

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

Revenues

The Company did not report any revenues during the three months ended March 31, 2007 or March 31, 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses consist mainly of stock based compensation expense, payroll and payroll related expenses and professional fees. For the three months ended March 31, 2007 the selling, general and administrative expenses totaled $376,525, a decrease of $21,581 versus the three months ended March 31, 2006. This decrease was mainly the result of lower professional fees, as a result of, less activity during the period.

Operating loss

The operating loss for the three months ended March 31, 2007 was $376,525, compared to an operating loss of $398,106 for the three months ended March 31, 2006. The decrease in the operating loss was as a direct result of the decrease in selling, general and administrative expenses, which was mainly the result of lower professional fees as previously mentioned since the Company did not have any revenues in the periods reported.

Gain on short-term investments

During the three months ending March 31, 2007, the Company did not report any gain on short-term investments, this compares to a gain of $6,044 reported during the three months ended March 31, 2006.

Interest expense

For the three months ending March 31, 2007 the Company had interest expense of $60, compared to $696 for the three months ended March 31, 2006. This expense relates to a loan from one of the Company’s founders.

Liquidity and Capital Resources

Historically, since its inception, the Company has incurred cash operating losses relating to expenses to start and organize the Company. The Company has funded these operating losses, in large part, through the sale of common stock or the issuance of notes payable.

Net cash used by operations was $3,529 for the three months ended March 31, 2007 compared to $161,236 used by operations for the three months ended March 31, 2006.

The Company did not have any Accounts Receivable as of March 31, 2007 or March 31, 2006.

There were capital expenditures of $0 during the three months ended March 31, 2007 compared to $2,314 during the three months ended March 31, 2006.

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

There can be no assurance, assuming the Company successfully raises additional funds or enters into business agreements with third parties, the the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing, Management will be required to sharply curtail the Company’s operations, or ultimately, cease operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Gray Peaks, Inc.
Date: August 20, 2007	/s/ Tim Sensenig
Tim R. Sensenig
Co-Chief Executive Officer
Date: August 20, 2007	/s/ Bary Bertiger
Bary Bertiger
Co-Chief Executive Officer
Date: August 20, 2007	/s/ Bernard Asher
Bernard Asher
President, Chief Financial Officer and Treasurer