Form 10QSB
period 2007-06-30
Gray Peaks, Inc.
filed 2007-08-20
CIK 1295702

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common Stock, $.01 Par Value - shares outstanding 8,942,605 at August 10, 2007

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

FORM 10-QSB

GRAY PEAKS, INC.

CONTENT

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Cautionary Statement Regarding Forward Looking Statements	3

Unaudited Balance Sheets - as of June 30, 2007 and December 31, 2006	4

Unaudited Statements of Operations - Three and six months ended June 30, 2007 and June 30, 2006 and for the period from November 25, 2003 (Inception) through June 30, 2007	5

Unaudited Statements of Cash Flows - Six months ended June 30, 2007 and June 30, 2006 and for the period from November 25, 2003 (Inception) through June 30, 2007	6

Unaudited Statements of Changes in Stockholders’ Deficit – Six months ended June 30, 2007 and Period from November 25, 2003 (Inception) through June 30, 2007	7

Notes to Unaudited Condensed Consolidated Financial Statements	8-11

Item 2. Management’s Discussion and Analysis	11

Item 3. Controls and Procedures	13

PART II. OTHER INFORMATION	15

Item 6. Exhibits	15

Signatures	16

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

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Balance Sheets

June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
Assets
Current Assets
Cash	$6,597	$1,530

Total current assets	6,597	1,530

Equipment, net	1,221	2,069

Total assets	$7,818	$3,599

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$331,842	$365,548
Notes payable	116,048	4,879
Accrued expenses	946,215	751,982

Total current liabilities	1,394,105	1,122,409

Stockholders’ Deficit
Common stock, no par value, 20,000,000 shares authorized; 8,905,105 shares issued and outstanding	89,426	89,426
Less note receivable and accrued interest arising from the sale of common stock	(11,176)	(10,954)
Additional paid-in capital	5,276,230	4,775,831
Deficit accumulated during the development stage	(6,740,767)	(5,973,113)

Total stockholders’ deficit	(1,386,287)	(1,118,810)

Total liabilities and stockholders’ deficit	$7,818	$3,599

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Statements of Operations During the Development Stage

Three and six months ended June 30, 2007 and June 30, 2006 and for the period from November 25, 2003 (Inception) through June 30, 2007

	Three months ended		Six months ended		Period from November 25, 2003 (Inception) to June 30, 2007
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues	$—	$—	$—	$—	$3,300

Development stage, operating expenses:
Selling, general and administrative:
Stock-based compensation expense	250,089	222,411	500,178	444,822	4,175,777
Professional Services	11,007	78,428	20,443	111,089	1,001,805
Payroll and payroll related expenses	116,820	127,200	211,703	237,991	1,250,392
Travel and entertainment expenses	8,431	11,089	22,995	23,084	193,042
Office expenses	3,195	7,547	10,119	16,530	111,089
Other	1,092	1,247	1,721	12,512	31,103

	390,634	447,922	767,159	846,028	6,763,208

Operating loss	(390,634)	(447,922)	(767,159)	(846,028)	(6,759,908)

Nonoperating income:
Gain on sale of short-term investments		—	—	6,044	—
Unrealized loss on marketable equity securities		(364)	—	(364)	24,742
Interest Income		—	—	—	960
Interest Expense	(435)	(74)	(495)	(770)	(6,561)

	(435)	(438)	(495)	4,910	19,141
Net loss accumulated during the development stage	$(391,069)	$(448,360)	$(767,654)	$(841,118)	$(6,740,767)

Net loss per share, basic and diluted	$(0.04)	$(0.05)	$(0.09)	$(0.09)	$(0.78)

Weighted average shares outstanding, basic and diluted	8,942,605	8,905,517	8,942,605	8,905,312	8,658,062

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Statements of Cash Flows

Six months ended June 30, 2007 and June 30, 2006 and for the

Period from November 25, 2003 (Inception) through June 30, 2007

	Six months ended		Period from November 25, 2003 (Inception) to June 30, 2007
	June 30, 2007	June 30, 2006
Cash Flows From Operating Activities
Net Loss accumulated during the development stage	$(767,654)	$(841,118)	$(6,740,767)
Adjustments to reconcile net loss to net cash used in operating activities,
Gain on sale of equity securities	—	(5,680)	—
Depreciation expense	848	784	3,865
Share-based compensation expense	500,177	444,822	4,175,776
Interest added to notes payable	495	267	2,088
Note payable incurred for payment of corporate expenses	16,619	—	16,619
Changes in assets and liabilities:
Increase (decrease) in accounts payable	38,349	36,218	403,897
Increase in accrued expenses	194,233	115,482	880,216

Net cash used in operating activities	(16,933)	(249,225)	(1,258,306)
Cash Flows From Investing Activities
Principal payments on notes receivable	—	—	17,984
Purchase of equipment	—	(2,314)	(5,087)
Purchase of equity securities	—	(316,602)	—
Proceeds from sale of equity securities	—	430,992	—

Net cash provided by investing activities	—	112,076	12,897
Cash Flows From Financing Activities
Proceeds from sale of common stock,	—	75,000	1,160,720
Proceeds from the issuance of notes payable	22,000	1,458	252,157
Payments on notes payable	—	(10,000)	(160,871)

Net cash provided (used) by financing activities	22,000	66,458	1,252,006

Net increase (decrease) in cash and cash equivalents	5,067	(70,691)	6,597
Cash and cash equivalents at beginning of period	1,530	161,605	—

Cash and cash equivalents at end of period	$6,597	$90,914	$6,597

Supplemental Disclosure of Noncash Financing Activities
Reclassification of borrowings to accrued expenses	$—	$—	$66,000
Issuance of common stock for note receivable	—	—	26,820
Interest added to note receivable	222	241	2,451
Reclassification of accounts payable to notes payable	72,055	—	72,055

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

Six months ended June 30, 2007 and

Period from November 25, 2003 (Inception) through June 30, 2007

	Common Stock		Notes Receivable	Additional Paid-In Capital	Deferred Stock-Based Compensation	(Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, November 25, 2003	—	$—	$—	$—	$—	$—	$—
Issuance of common stock on November 25, 2003, for cash	5,702,164	57,022	—	1,978	—	—	59,000
Issuance of common stock on November 25, 2003, for a note receivable	1,425,541	14,255	(14,750)	495	—	—	—
Interest on notes receivable	—	—	(75)	75	—	—	—
Net loss	—	—	—	—	—	(12,883)	(12,883)

Balance, December 31, 2003	7,127,705	$71,277	$(14,825)	$2,548	$—	$(12,883)	$46,117
Issuance of common stock on February 4, 2004, for notes receivable	1,207,000	12,070	(12,070)	2,160,530	—	—	2,160,530
Issuance of common stock on April 28, 2004, for cash	236,400	2,364		423,156	—	—	425,520
Interest on notes receivable	—	—	(1,039)	1,039	—	—	—
Payments on notes receivable	—	—	15,484	—	—	—	15,484
Deferred stock-based compensation	—	—	—	1,211,380	(1,211,380)	—	—
Stock-based compensation	—	—	—	—	277,578	—	277,578
Net loss	—	—	—	—		(3,084,805)	(3,084,805)

Balance, December 31, 2004	8,571,105	$85,711	$(12,450)	$3,798,653	$(933,802)	$(3,097,688)	$(159,576)
Issuance of common stock on September 1, 2005, for cash	334,000	3,340	—	597,860	—	—	601,200
Interest on notes receivable	—	—	(538)	538	—	—	—
Payments on notes receivable	—	—	2,500	—	—	—	2,500
Deferred stock-based compensation	—	—	—	98,061	(98,061)	—	—
Stock-based compensation	—	—	—	—	327,329	—	327,329
Net loss	—	—	—	—		(893,526)	(893,526)

Balance, December 31, 2005	8,905,105	$89,051	$(10,488)	$4,495,112	$(704,534)	$(3,991,214)	$(122,073)

Issuance of common stock on June 30, 2006, for cash	37,500	375	—	74,625	—	—	75,000
Effect of adoption of SFAS 123(R)	—	—	—	(704,534)	704,534	—	—
Interest on notes receivable	—	—	(466)	466	—	—	—
Stock-based compensation	—	—	—	910,162	—	—	910,162
Net loss	—	—	—	—		(1,981,899)	(1,981,899)

Balance, December 31, 2006	8,942,605	$89,426	$(10,954)	$4,775,831	$—	$(5,973,113)	$(1,118,810)

Interest on notes receivable	—	—	(222)	222	—	—	—
Stock-based compensation	—	—	—	500,177	—	—	500,177
Net loss	—	—	—	—		(767,654)	(767,654)

Balance, June 30, 2007	8,942,605	$89,426	$(11,176)	$5,276,230	$—	$(6,740,767)	$(1,386,287)

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

Basis of presentation: The accompanying June 30, 2007 financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flow for the periods presented in conformity with generally accepted accounting principles for interim financial information.

Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected in future years. These Condensed Financial Statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2006 as presented in our Annual Report on Form 10-KSB.

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

Significant accounting policies are as follows:

Earnings per share (EPS): Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued. For the three months ending March 31, 2007, for the three months ending March 31, 2006 and for the period from Inception to March 31, 2007, the Company’s basic and fully diluted earnings per share are the same since the conversion of the Company’s stock options would be antidilutive. The Company’s potential dilutive shares were 873,788, 783,788 and 873,788 for the three and six months ended June 30, 2007 and 2006 and for the period from Inception to June 30, 2007, respectively.

Note 2. Operations and Management’s Plans

Substantially all of operations from November 25, 2003 (inception) through June 30, 2007, were involved with organizing the Company.

At June 30, 2007 the Company had unrestricted cash balances of $6,597.

The Company incurred losses of $391,069, $448,360, and $767,654, $841,118 and $6,349,698 in the three and six months ending June 30, 2007 and 2006, and in the period from Inception to June 30, 2007, respectively. As of June 30, 2007, the Company had an accumulated deficit of $6,740,767, working capital deficit of $1,387,508 and a deficit of stockholders’ equity of $1,386,287.

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

Note 3. Share-Based Compensation

The Company has a stock option plan that authorizes the granting of options to officers, key employees and directors to purchase the Company’s common stock at prices equal to or above the market value of the stock at the date of grant. Under this plan the Company has 297,372 shares available for future grants as of June 30, 2007. The exercise price of all employee and director options granted in 2006 were at or above fair market value.

The Company recognizes share-based compensation expense in general and administrative expenses in the statement of operations. For the six months ended June 30, 2007 and 2006, respectively, the Company issued 0 and 707,628 options, respectively. These grants were priced at $1.80 and $1.98 during the six months ended June 30, 2006. There were no options exercised or forfeited during the six months ended June 30, 2007 and 2006, respectively.

Information related to the Company’s share-based compensation plan for the six months ended June 30, 2007 and 2006, is as follows:

	2007	2006
Total share-based compensation expense	$465,340	$444,822
Weighted average grant date fair value	$—	$1.63
Unrecognized compensation cost	$1,742,309	$2,508,848
Remaining weighted average period cost will be recognized over in years	7.6	8.5

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

The following table summarizes the Company’s restricted stock activity during the period ending June 30, 2007:

Shares
Unvested Shares Outstanding at December 31, 2006	—

Granted	90,000
Vested	—
Cancelled	—
Forfeited	—

Unvested Shares Outstanding at June 30, 2007	90,000

Vested at June 30, 2007	—

During the three and six months ended June 30, 2007, the Company recognized $17,419 and $34,838, respectively, in expense associated with these restricted stock grants.

Note 4. Related Party Transactions

On January 6, 2004, the Company entered into a consulting agreement with the 20 percent stockholder to provide transfer agent and other consulting services for a period of three years. The Company is to pay $5,000 each year due in quarterly installments beginning on March 31, 2004. Total expense under this consulting arrangement was $2,500 and $1,250 for the three and six months ended June 30, 2007, respectively and $2,500 and $1,250 for the three and six months ended June 30, 2006, respectively and $17,500 for the period from Inception to June 30, 2007.

During the three and six months ended June 30, 2007, the Company received funds, in the form of a note payable, from a company owned by the majority shareholder in order to fund its ongoing operations totaling $102,226 and $110,674, respectively. During the year ended December 31, 2006 and 2005 the Company received an additional $69,899 and $135,311, respectively, from the company owned by the majority shareholder in order to fund its ongoing operations. As of June 30, 2007, the Company had repaid all but $116,048 of these funds. The note payable is unsecured and has a stated interest rate of 5%. The note payable is due on demand. During 2006, the Company reclassified $66,000 of the amount due on demand as accrued compensation to the majority stockholder net of loan repayments.

Interest expense to the company owned by the majority stockholder totaled $435 and $495 and $74 and $769 for the three and six months ended June 30, 2007 and 2006, respectively, and $6,561 for the period from Inception to December 31, 2007.

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

Note 6. New Accounting Pronouncement:

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

The Company currently has not developed a policy on classification of interest and penalties. The Company has no unrecognized tax benefits, accrued interest or penalties as of the date of adoption. The Company has no tax positions at the date of adoption in which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within one year of the adoption of FIN 48. Tax years 2004 through 2006 remain subject to examination by major tax jurisdictions upon the adoption of FIN 48

Item 2. Management’s Discussion and Analysis

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

RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Revenues

The Company did not report any revenues during the three months ended June 30, 2007 or June 30, 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses consist mainly of stock based compensation expense, payroll and payroll related expenses and professional fees. For the three months ended June 30, 2007 the selling, general and administrative expenses totaled $390,634, a decrease of $57,288 versus the three months ended June 30, 2006. This decrease was mainly the result of lower professional fees.

Operating loss

The operating loss for the three months ended March 31, 2007 was $390,634, compared to an operating loss of $447,922 for the three months ended June 30, 2006. The decrease in the operating loss was as a direct result of the decrease in selling, general and administrative expenses, which was mainly the result of lower professional fees as previously mentioned since the Company did not have any revenues in the periods reported.

Gain on short-term investments

During the three months ending June 30, 2007 and 2006, the Company did not report any gain on short-term investments.

Interest expense

For the three months ending June 30, 2007 the Company had interest expense of $435, compared to $74 for the three months ended June 30, 2006. This expense relates to a loan from one of the Company’s founders.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

Revenues

The Company did not report any revenues during the six months ended June 30, 2007 or June 30, 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses consist mainly of stock based compensation expense, payroll and payroll related expenses and professional fees. For the six months ended June 30, 2007 the selling, general and administrative expenses totaled $767,159, a decrease of $78,869 versus the six months ended June 30, 2006. This decrease was mainly the result of lower professional fees.

Operating loss

The operating loss for the six months ended March 31, 2007 was $767,159, compared to an operating loss of $846,028 for the six months ended June 30, 2006. The decrease in the operating loss was as a direct result of the decrease in selling, general and administrative expenses, which was mainly the result of lower professional fees as previously mentioned since the Company did not have any revenues in the periods reported.

Gain on short-term investments

During the six months ending June 30, 2007 the Company did not report any gain on short-term investments, this compares to a gain of $6,044 reported during the six months ended June 30, 2006.

Interest expense

For the six months ending June 30, 2007 the Company had interest expense of $495, compared to $770 for the six months ended June 30, 2006. This expense relates to a loan from one of the Company’s founders.

Liquidity and Capital Resources

Historically, since its inception, the Company has incurred cash operating losses relating to expenses to start and organize the Company. The Company has funded these operating losses, in large part, through the sale of common stock or the issuance of notes payable.

Net cash used by operations was $16,933 for the six months ended June 30, 2007 compared to $249,225 used by operations for the six months ended June 30, 2006.

The Company did not have any Accounts Receivable as of June 30, 2007 or June 30, 2006.

There were capital expenditures of $0 during the six months ended June 30, 2007 compared to $2,314 during the six months ended June 30, 2006.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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