Form 10QSB
period 2007-09-30
Gray Peaks, Inc.
filed 2007-11-19
CIK 1295702

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common Stock, $.01 Par Value—shares outstanding 8,942,605 at November 1, 2007

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

FORM 10-QSB

GRAY PEAKS, INC.

CONTENT

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Cautionary Statement Regarding Forward Looking Statements	3

Unaudited Balance Sheets - as of September 30, 2007 and December 31, 2006	4

Unaudited Statements of Operations - Three and nine months ended September 30, 2007 and September 30, 2006 and for the period from November 25, 2003 (Inception) through September 30, 2007	5

Unaudited Statements of Cash Flows - Nine months ended September 30, 2007 and September 30, 2006 and for the period from November 25, 2003 (Inception) through September 30, 2007	6

Unaudited Statements of Changes in Stockholders’ Deficit – Nine months ended September 30, 2007 and for the period from November 25, 2003 (Inception) through September 30, 2007	7

Notes to Unaudited Condensed Consolidated Financial Statements	8-11

Item 2. Management’s Discussion and Analysis	11

Item 3. Controls and Procedures	14

PART II. OTHER INFORMATION	15

Item 6. Exhibits	15

Signatures	16

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

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Balance Sheets

September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
Assets
Current Assets
Cash	$15,212	$1,530

Total current assets	15,212	1,530
Equipment, net	1,028	2,069

Total assets	$16,240	$3,599

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$404,762	$365,548
Notes payable	146,323	4,879
Accrued expenses	1,052,179	751,982

Total current liabilities	1,603,264	1,122,409

Stockholders’ Deficit
Common stock, no par value, 20,000,000 shares authorized; 8,905,105 shares issued and outstanding	89,426	89,426
Less note receivable and accrued interest arising from the sale of common stock	—	(10,954)
Additional paid-in capital	5,526,207	4,775,831
Deficit accumulated during the development stage	(7,202,657)	(5,973,113)

Total stockholders’ deficit	(1,587,024)	(1,118,810)

Total liabilities and stockholders’ deficit	$16,240	$3,599

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Statement of Operations During the Development Stage

Three and nine months ended September 30, 2007 and September 30, 2006 and for the period from November 25, 2003 (Inception) through September 30, 2007

	Three months ended		Nine months ended		Period from November 25, 2003 (Inception) to
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007
Revenues	$—	$—	$—	$—	$3,300

Development stage, operating expenses:
Selling, general and administrative:
Stock-Based compensation expense	250,089	232,670	750,267	677,492	4,425,866
Professional Services	80,365	202,309	100,808	313,398	1,082,170
Payroll and payroll related expenses	116,132	124,494	327,835	362,485	1,366,524
Travel and entertainment expenses	9,680	26,871	32,675	49,955	202,722
Offices expenses	3,045	11,927	13,164	28,457	114,134
Other	498	4,343	2,219	16,855	31,601

	459,809	602,614	1,226,968	1,448,642	7,223,017

Operating loss	(459,809)	(602,614)	(1,226,968)	(1,448,642)	(7,219,717)

Nonoperating income:
Realized and unrealized gain on marketable equity securities	—	31	—	5,711	24,742
Interest Income	—	—	—	—	960
Interest Expense	(2,081)	—	(2,576)	(770)	(8,642)

	(2,081)	31	(2,576)	4,941	17,060
Net loss accumulated during the development stage	$(461,890)	$(602,583)	$(1,229,544)	$(1,443,701)	$(7,202,657)

Net loss per share, basic and diluted	$(0.05)	$(0.07)	$(0.14)	$(0.16)	$(0.83)

Weighted average shares outstanding, basic and diluted	8,942,605	8,942,605	8,942,605	8,917,880	8,676,681

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

(unaudited)

Statements of Cash Flows

Nine months ended September 30, 2007 and September 30, 2006 and for the

Period from November 25, 2003 (Inception) through September 30, 2007

	Nine months ended		Period from November 25, 2003 (Inception) to September 30,
	September 30, 2007	September 30, 2006	2007
Cash Flows From Operating Activities
Net Loss accumulated during the development stage	$(1,229,544)	$(1,443,701)	$(7,202,657)
Adjustments to reconcile net loss to net cash used in operating activities,
Gain on sale of equity securities	—	(5,711)	—
Depreciation expense	1,041	1,208	4,058
Share-based compensation expense	750,266	677,492	4,425,865
Interest added to notes payable	1,957	—	3,550
Note payable incurred for payment of corporate expenses	30,432	—	30,432
Changes in assets and liabilities:
Increase (decrease) in accounts payable	111,269	—	476,817
Increase (decrease) in marketable securities	—	114,390
Increase in accrued expenses	300,197	272,684	986,180

Net cash used in operating activities	(34,382)	(215,517)	(1,275,755)
Cash Flows From Investing Activities
Principal payments on notes receivable	11,064	—	29,048
Purchase of equipment	—	(2,314)	(5,087)
Purchase of equity securities	—	—	—
Proceeds from sale of equity securities	—	—	—

Net cash provided (used) by investing activities	11,064	(2,314)	23,961
Cash Flows From Financing Activities
Proceeds from sale of common stock,	—	75,000	1,160,720
Proceeds from the issuance of notes payable	37,000	37,437	267,157
Payments on notes payable	—	(53,150)	(160,871)

Net cash provided by financing activities	37,000	59,287	1,267,006

Net increase (decrease) in cash and cash equivalents	13,682	(158,544)	15,212
Cash and cash equivalents at beginning of period	1,530	161,605	—

Cash and cash equivalents at end of period	$15,212	$3,061	$15,212

Supplemental Disclosure of Noncash Financing Activities
Reclassification of borrowings to accrued expenses	$—	$—	$66,000
Issuance of common stock for note receivable	—	—	26,820
Interest added to note receivable	110	354	2,339
Reclassification of A/P to N/P	72,055	—	72,055

See notes to unaudited condensed financial statements.

Gray Peaks, Inc.

(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Equity (Deficit)

Nine months ended September 30, 2007 and

Period from November 25, 2003 (Inception) through September 30, 2007

	Common Stock		Notes	Additional Paid-In	Deferred Stock-Based	(Deficit) Accumulated During the Development	Total Stockholders’
	Shares	Amount	Receivable	Capital	Compensation	Stage	Equity (Deficit)
Balance, November 25, 2003	—	$—	$—	$—	$—	$—	$—
Issuance of common stock on November 25, 2003, for cash	5,702,164	57,022	—	1,978	—	—	59,000
Issuance of common stock on November 25, 2003, for a note receivable	1,425,541	14,255	(14,750)	495	—	—	—
Interest on notes receivable	—	—	(75)	75	—	—	—
Net loss	—	—	—	—	—	(12,883)	(12,883)

Balance, December 31, 2003	7,127,705	$71,277	$(14,825)	$2,548	$—	$(12,883)	$46,117
Issuance of common stock on February 4, 2004, for notes receivable	1,207,000	12,070	(12,070)	2,160,530	—	—	2,160,530
Issuance of common stock on April 28, 2004, for cash	236,400	2,364		423,156	—	—	425,520
Interest on notes receivable	—	—	(1,039)	1,039	—	—	—
Payments on notes receivable	—	—	15,484	—	—	—	15,484
Deferred stock-based compensation	—	—	—	1,211,380	(1,211,380)	—	—
Stock-based compensation	—	—	—	—	277,578	—	277,578
Net loss	—	—	—	—		(3,084,805)	(3,084,805)

Balance, December 31, 2004	8,571,105	$85,711	$(12,450)	$3,798,653	$(933,802)	$(3,097,688)	$(159,576)
Issuance of common stock on September 1, 2005, for cash	334,000	3,340	—	597,860	—	—	601,200
Interest on notes receivable	—	—	(538)	538	—	—	—
Payments on notes receivable	—	—	2,500	—	—	—	2,500
Deferred stock-based compensation	—	—	—	98,061	(98,061)	—	—
Stock-based compensation	—	—	—	—	327,329	—	327,329
Net loss	—	—	—	—		(893,526)	(893,526)

Balance, December 31, 2005	8,905,105	$89,051	$(10,488)	$4,495,112	$(704,534)	$(3,991,214)	$(122,073)

Issuance of common stock on June 30, 2006, for cash	37,500	375	—	74,625	—	—	75,000
Effect of adoption of SFAS 123(R)	—	—	—	(704,534)	704,534	—	—
Interest on notes receivable	—	—	(466)	466	—	—	—
Stock-based compensation	—	—	—	910,162	—	—	910,162
Net loss	—	—	—	—		(1,981,899)	(1,981,899)

Balance, December 31, 2006	8,942,605	$89,426	$(10,954)	$4,775,831	$—	$(5,973,113)	$(1,118,810)

Interest on notes receivable	—	—	(110)	110	—	—	—
Payment against notes receivable	—	—	11,064	—	—	—	11,064
Stock-based compensation	—	—	—	750,266	—	—	750,266
Net loss	—	—	—	—		(1,229,544)	(1,229,544)

Balance, September 30, 2007	8,942,605	$89,426	$—	$5,526,207	$—	$(7,202,657)	$(1,587,024)

See notes to unaudited condensed financial statements.

GRAY PEAKS, INC., INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Gray Peaks, Inc. was formed on November 25, 2003 (“inception”), under the laws of the State of Delaware. The business of the Company is developing wireless fleet intelligence and asset tracking solution products. These solutions would allow fleets to track and monitor their assets and also provide vehicle and driver communications that would allow for real-time tracking of driver performance. The Company is currently in the development stage and expects to commence active operations during 2008.

Basis of presentation: The accompanying September 30, 2007 financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flow for the periods presented in conformity with generally accepted accounting principles for interim financial information.

Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected in future years. These Condensed Financial Statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2006 as presented in our Annual Report on Form 10-KSB.

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

Significant accounting policies are as follows:

Earnings per share (EPS): Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued. For the nine months ending September 30, 2007, for the nine months ending September 30, 2006 and for the period from Inception to September 30, 2007, the Company’s basic and fully diluted earnings per share are the same since the conversion of the Company’s stock options would be antidilutive. The Company’s potential dilutive shares were 873,788, 783,788 and 873,788 for the three and nine months ended September 30, 2007 and 2006 and for the period from Inception to September 30, 2007, respectively.

Note 2. Operations and Management’s Plans

Substantially all of operations from November 25, 2003 (inception) through September 30, 2007, were involved with organizing the Company.

At September 30, 2007 the Company had unrestricted cash balances of $15,212.

The Company incurred losses of $461,890, $602,583, and $1,229,544, $1,443,701 and $7,202,657 in the three and nine months ending September 30, 2007 and 2006, and in the period from Inception to September 30, 2007, respectively. As of September 30, 2007, the Company had an accumulated deficit of $7,202,657, working capital deficit of $1,588,052 and a deficit of stockholders’ equity of $1,587,024.

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

The Company believes that it will be able to obtain additional capital resources to fund the operations of the Company during the rest of 2007. The Company may obtain short-term financing from another company owned by the majority stockholder of the Company, as it has in the past, or find other sources if they are available. The Company expects to begin to invest in sales and product support for the services it will deliver in the near future.

There can be no assurance, assuming the Company successfully raises additional funds or enters into business agreements with third parties, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing, Management will be required to sharply curtail the Company’s operations or, ultimately, cease operations.

Note 3. Share-Based Compensation

The Company has a stock option plan that authorizes the granting of options to officers, key employees and directors to purchase the Company’s common stock at prices equal to or above the market value of the stock at the date of grant. Under this plan the Company has 297,372 shares available for future grants as of September 30, 2007. The exercise price of all employee and director options granted in 2006 were at or above fair market value.

The Company recognizes share-based compensation expense in general and administrative expenses in the statement of operations. No stock options were issued during the nine months ended September 30, 2007. The Company issued 707,628 options during the nine months ended September 30, 2006 which were priced at $1.80 and $1.98, respectively. There were no options exercised or forfeited during the nine months ended September 30, 2007 and 2006, respectively.

Information related to the Company’s share-based compensation plan for the nine months ended September 30, 2007 and 2006, is as follows:

	2007	2006
Total share-based compensation expense	$698,010	$667,233
Weighted average grant date fair value	$—	$1.63
Unrecognized compensation cost	$1,509,640	$2,435,189
Remaining weighted average period cost will be recognized over in years	7.3	8.3

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

The following table summarizes the Company’s restricted stock activity during the period ending June 30, 2007:

Shares
Unvested Shares Outstanding at December 31, 2006	—
Granted	90,000
Vested	—
Cancelled	—
Forfeited	—

Unvested Shares Outstanding at September 30, 2007	90,000

Vested at September 30, 2007	—

During the three and nine months ended September 30, 2007, the Company recognized $17,419 and $52,256, respectively, in expense associated with these restricted stock grants. Total unrecognized compensation cost related to the Company’s restricted stock plan was $127,744 at September 30, 2007. This expense will be recognized over the next 3.3 years

Note 4. Related Party Transactions

On January 6, 2004, the Company entered into a consulting agreement with a 20 percent stockholder to provide transfer agent and other consulting services for a period of three years. The Company is to pay $5,000 each year due in quarterly installments beginning on March 31, 2004. Total expense under this consulting arrangement was $1,250 and $3,750 for the three and nine months ended September 30, 2007, respectively and $1,250 and $3,750 for the three and nine months ended September 30, 2006, respectively, and $18,750 for the period from Inception to September 30, 2007.

During the three and nine months ended September 30, 2007, the Company received funds, in the form of a note payable, from a company owned by the majority shareholder in order to fund its ongoing operations totaling $28,213 and $67,432, respectively. As of September 30, 2007, the amount owed on the note payable was $146,323. The note payable is unsecured and has a stated interest rate of 5%. The note payable is due on demand.

Interest expense to the company owned by the majority stockholder totaled $1,463 and $1,957 and $0 and $769 for the three and nine months ended June 30, 2007 and 2006, respectively, and $8,024 for the period from Inception to September 30, 2007.

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

Plan of operation:

Our plans are to move from development stage to full operations during the first quarter of 2008, assuming completion of our proposed acquisitions. However, completion of certain of the proposed acquisitions requires us to obtain financing in the amount of approximately $5 million. Over the last several months, we have had discussions with a variety of investment capital sources both in the United States and abroad. There can be no assurance as to when, if at all, the needed funds can be raised or whether acceptable terms for any such financing can be negotiated, and therefore when, if at all, any of the acquisitions can be completed.

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

RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

The Company did not report any revenues during the three months ended September 30, 2007 or September 30, 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses consist mainly of share based compensation expense, payroll and payroll related expenses and professional fees. For the three months ended September 30, 2007 the selling, general and administrative expenses totaled $459,809, a decrease of $142,805 versus the three months ended September 30, 2006. This decrease was mainly the result of lower professional fees.

Operating loss

The operating loss for the three months ended September 30, 2007 was $459,809, compared to an operating loss of $602,614 for the three months ended September 30, 2006. The decrease in the operating loss was as a direct result of the decrease in selling, general and administrative expenses, which was mainly the result of lower professional fees as previously mentioned since the Company did not have any revenues in the periods reported.

Realized gain on short-term investments

During the three months ending September 30, 2007 the Company did not report any realized gain on short-term investments, this compares to a realized gain on short-term investments of $31 during the three months ended September 30, 2006.

Interest expense

For the three months ending September 30, 2007 the Company had interest expense of $2,081, compared to $0 for the three months ended September 30, 2006. This expense relates to a loan from one of the Company’s founders.

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

The Company did not report any revenues during the nine months ended September 30, 2007 or September 30, 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses consist mainly of share based compensation expense, payroll and payroll related expenses and professional fees. For the nine months ended September 30, 2007 the selling, general and administrative expenses totaled $1,226,968, a decrease of $221,674 versus the nine months ended September 30, 2006. This decrease was mainly the result of lower professional fees.

Operating loss

The operating loss for the nine months ended September 30, 2007 was $1,226,968, compared to an operating loss of $1,448,642 for the nine months ended September 30, 2006. The decrease in the operating loss was as a direct result of the decrease in selling, general and administrative expenses, which was mainly the result of lower professional fees as previously mentioned since the Company did not have any revenues in the periods reported.

Gain on short-term investments

During the nine months ending September 30, 2007 the Company did not report any gain on short-term investments, this compares to a gain of $5,711 reported during the nine months ended September 30, 2006.

Interest expense

For the nine months ending September 30, 2007 the Company had interest expense of $2,576, compared to $770 for the nine months ended September 30, 2006. This expense relates to a loan from one of the Company’s founders.

Liquidity and Capital Resources

Historically, since its inception, the Company has incurred cash operating losses relating to expenses to start and organize the Company. The Company has funded these operating losses, in large part, through the sale of common stock or the issuance of notes payable.

Net cash used by operations was $34,382 for the nine months ended September 30, 2007 compared to $215,517 used by operations for the nine months ended September 30, 2006.

The Company did not have any Accounts Receivable as of September 30, 2007 or September 30, 2006.

There were capital expenditures of $0 during the nine months ended September 30, 2007 compared to $2,314 during the nine months ended September 30, 2006.

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

There can be no assurance, assuming the Company successfully raises additional funds or enters into business agreements with third parties, the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate financing, Management will be required to sharply curtail the Company’s operations, or ultimately, cease operations.

Inflation

Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of product, supplies, salaries and benefits, and increased selling, general and administrative expenses. Historically, the Company has absorbed increased costs and expenses without increasing selling prices.

Off—Balance Sheet Arrangements

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officers and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).

Based on this evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

During the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Company’s management determined that a material weakness within its internal control framework, which had been identified earlier, was still present.

The weakness relates to the Company’s financial reporting process. The Company attributes this material weakness to limited personnel resources. To address this weakness, the Company has implemented alternative levels of supervisory reviews and employs a temporary workforce from time to time. Management realizes there can be no assurance that these measures can definitively prevent transactional errors from occurring or provide the necessary accounting and financial reporting support to the Company’s accounting and finance department. However, management believes that due to the simple nature of the Company’s current business, the additional reviews and temporary workforce provide effective disclosure controls and procedures as of the end of the period covered by this report.

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

Gray Peaks, Inc.

Date: November 19, 2007	/s/ Tim Sensenig
Tim R. Sensenig
Co-Chief Executive Officer

Date: November 19, 2007	/s/ Bary Bertiger
Bary Bertiger
Co-Chief Executive Officer

Date: November 19, 2007	/s/ Bernard Asher
Bernard Asher
President, Chief Financial Officer and Treasurer